Form 10-Q
period 1996-09-30
INTERLINK COMPUTER SCIENCES INC
filed 1996-11-14
CIK 745597

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD OF FROM                  TO
                                       ________________    ______________

Commission file number 0-21077

                       INTERLINK COMPUTER SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                      94-2990567
(State of incorporation)                      (IRS Employer Identification
                                               Number)

                            47370 Fremont Boulevard
                           Fremont, California  94538
                                 (510) 657-9800

         (Address and telephone number of principal executive offices)

                               _________________

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X          NO
                                  --            --


6,362,832 shares of the registrant's Common stock, $0.001 par value, were outstanding as of October 1, 1996.

                       INTERLINK COMPUTER SCIENCES, INC.
                                AND SUBSIDIARIES

                                    CONTENTS

                                                                   Page
                                                                   ----
                         PART I:  FINANCIAL INFORMATION


Item 1. Financial Statements

          Condensed Consolidated Balance Sheets:
            September 30, 1996 and June 30, 1996.................   3
          Condensed Consolidated Statements of Operations:
            Three months ended September 30, 1996 and 1995.......   4
          Condensed Consolidated Statements of Cash Flows:
            Three months ended September 30, 1996 and 1995.......   5
          Notes to Condensed Consolidated Financial Statements...   6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................   8


                          PART II:  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.........................  24


Signatures.......................................................  25

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                September 30,    June 30,
                                                               --------------   ---------
                                                                    1996          1996
                                                               --------------   ---------
                                                                (unaudited)
                    ASSETS
Current assets:
  Cash and cash equivalents.................................        $ 22,549    $  6,121
  Accounts receivable, net..................................           7,972       9,445
  Inventories...............................................             623         700
  Other current assets......................................           2,551       2,876
                                                                    --------    --------
     Total current assets...................................          33,695      19,142
Property and equipment, net.................................           1,192       1,281
Purchased software products.................................           2,734       2,893
Other non-current assets....................................           1,973       2,609
                                                                    --------    --------
     Total assets...........................................        $ 39,594    $ 25,925
                                                                    ========    ========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Bank line of credit.......................................                    $  5,000
  Current portion of long-term debt.........................        $  2,874       3,100
  Accounts payable..........................................           1,797       2,662
  Accrued liabilities.......................................           5,448       6,630
  Deferred maintenance and product revenue..................           6,979       8,121
                                                                    --------    --------
     Total current liabilities..............................          17,098      25,513
Long-term debt, less current portion........................           2,556       2,892
Deferred maintenance revenue................................           1,027       1,056
Other liabilities...........................................             961       1,049
                                                                    --------    --------
  Total liabilities.........................................          21,642      30,510
                                                                    --------    --------
Commitments and contingencies (Note 5)
Preferred stock.............................................                       6,310
Common stock................................................          43,046      14,602
Cumulative translation adjustment...........................            (617)       (581)
Accumulated deficit.........................................         (24,477)    (24,916)
                                                                    --------    --------
  Total stockholders' equity (deficit)......................          17,952      (4,585)
                                                                    --------    --------
     Total liabilities and stockholders' equity (deficit)...        $ 39,594    $ 25,925
                                                                    ========    ========




     See accompanying notes to condensed consolidated financial statements.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)


                                                Three months
                                            ended September 30,
                                          ----------------------
                                              1996     1995
                                             ------   ------
                                                (unaudited)
Revenues:
  Product...........................         $4,832    $3,034
  Maintenance and consulting........          3,893     3,531
                                             ------    ------
     Total revenues.................          8,725     6,565
                                             ------    ------

Cost of revenues:
  Product...........................            685       640
  Maintenance and consulting........          1,237     1,067
                                             ------    ------
     Total cost of revenues.........          1,922     1,707
                                             ------    ------

Gross profit........................          6,803     4,858

Operating expenses:
  Product development...............          1,901     1,124
  Sales and marketing...............          3,064     2,505
  General and administrative........            912       833
  Purchased product amortization....            162         -
                                             ------    ------
     Total operating expenses.......          6,039     4,462
                                             ------    ------

Operating income....................            764       396
Interest income (expense), net......            (56)       21
                                             ------    ------
     Income before income taxes.....            708       417
Provision for income taxes..........            269       163
                                             ------    ------
Net income..........................         $  439    $  254
                                             ======    ======

Net income per share................         $ 0.07    $ 0.05
                                             ======    ======

Shares used per share calculation...          6,147     4,829
                                             ======    ======




     See accompanying notes to condensed consolidated financial statements.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 Three months ended September 30,
                                                                ----------------------------------
                                                                     1996              1995
                                                                --------------   -----------------
                                                                          (unaudited)
Cash flows from operating activities:
  Net income............................................             439                 254
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization....................             457                 210
       Provision for doubtful accounts..................              50                   -
       Exchange (gain)..................................             (51)                (91)
       Changes in operating assets and liabilities:
          Accounts receivable...........................           1,433                (718)
          Inventories...................................              77                 115
          Other assets..................................             959                 161
          Accounts payable..............................            (865)               (159)
          Accrued liabilities...........................          (1,195)               (989)
          Deferred maintenance and product revenue......          (1,171)                817
          Other liabilities.............................             (88)                  -
                                                                 -------             -------
            Net cash provided by (used in) operating
            activities..................................              45                (400)
                                                                 -------             -------
Cash flows from investing activities:
  Proceeds from sale of available-for-sale securities...               -               3,090
  Acquisition of property and equipment.................            (168)               (135)
  Capitalization of software development costs..........             (25)                  -
  Purchase of available-for-sale securities.............               -              (3,121)
                                                                 -------             -------
            Net cash used in investing activities.......            (193)               (166)
                                                                 -------             -------
Cash flows from financing activities:
  Payments on notes payable and other...................            (562)                (66)
  Payments on bank line of credit.......................          (5,000)               (100)
  Proceeds from issuance of common stock, net...........          22,133                   -
                                                                 -------             -------
            Net cash provided by (used in) financing....          16,571                (166)
                                                                 -------             -------
               activities

               Net increase (decrease) in cash..........          16,423                (732)
               and cash equivalents

Effect of exchange rate changes on cash.................               5                  30
Cash and cash equivalents, beginning of period..........           6,121               4,148
                                                                 -------             -------
Cash and cash equivalents, end of period................         $22,549             $ 3,446
                                                                 =======             =======
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid.........................................         $   158             $    14
  Income taxes paid.....................................         $   909             $    44
  Non cash transactions from financing activities:
     Conversion of preferred stock to common
     stock in connection with initial public offering...         $ 6,310

     See accompanying notes to condensed consolidated financial statements.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. Basis of Presentation:
   ----------------------

  The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. The financial statements include the accounts of the Company and its wholly owned subsidiaries after intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's June 30, 1996 audited consolidated financial statement as included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 15, 1996 (Reg. No. 333-05243). The consolidated results of operations for the three months ended September 30, 1996, are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending June 30, 1997. The June 30, 1996, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. Inventories:
   ------------

  Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories are principally comprised of finished goods at September 30, 1996 and June 30, 1996.

3. Initial Public Offering:
   ------------------------

  On August 15, 1996, the Company sold 2,200,000 shares of its Common Stock in an initial public offering and on September 16, 1996, an additional 330,000 shares of Common Stock were sold when the Company's underwriters exercised their over-allotment option, which sales of Common Stock together were made at $10.00 per share and which generated approximately $22.1 million of cash, net of underwriting discounts, commissions, and other offering costs. On August 16, 1996, the Common Stock began trading on the NASDAQ National Market under the symbol INLK. Upon the completion of the offering, all of the Company's 1,230,000 shares of Series 1 Preferred Stock were converted into shares of Common Stock on a one-for-one basis.

4. Net Income Per Share:
   ---------------------

  Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the "if converted" method) and stock options and warrants, using the modified treasury stock method in all periods. Pursuant to Securities and Exchange

  Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued by the Company during the twelve months preceding the filing of the Company's initial public offering, using the treasury stock method and the public offering price per share, have been included in the calculation of net income per share for both periods presented.



5. Contingencies
   -------------

  The Company and the Company's subsidiary in France are involved in a commercial dispute with a former Italian distributor of the Company's TCPaccess products. The former distributor alleged in a letter sent to the Company that the Company had breached and unlawfully terminated the agreement pursuant to which the former distributor was appointed a distributor of the Company's products in Italy and asserted other related claims against the Company. The letter demanded the former distributor's reinstatement as a distributor, the execution of a written distribution agreement setting forth the distribution arrangements between the parties, and compensation in an unspecified amount to be paid to the former distributor for the harm that it has suffered. The Company's Canadian subsidiary, New Era, has also previously used the former distributor as a distributor of the HARBOR products in Italy pursuant to a separate agreement. No legal claim has been filed nor has arbitration been invoked by the former distributor regarding this matter. No provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements. Should the former distributor initiate legal proceedings and prevail on such claims, the Company's business, financial condition and results of operations could be materially adversely affected.

  The Company and the Company's subsidiary in U.K. are involved in a commercial dispute with MSB, a former Belgian distributor of the Company's TCPaccess products. MSB alleged that the Company had breached and unlawfully terminated the agreement pursuant to which MSB was appointed a distributor of the Company's products in Belgium and asserted other related claims against the Company. MSB demanded reinstatement as a distributor, the execution of a written distribution agreement setting forth the distribution arrangements between the parties, and compensation in an unspecified amount to be paid to MSB for the harm that it has suffered. No provision for any liability that may result upon resolution of this matter has been made in the accompanying financial statements. Should MSB initiate legal proceedings and prevail on such claims, the Company's business, financial condition and results of operations could be materially adversely affected.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled "Risk Factors That May Affect Future Results," as well as those risks discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 15, 1996, (Reg. No. 333-05243).

The following discussion should be read in conjunction with the management's discussion included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 15, 1996 (Reg. No. 333-05243).

The Company offers a suite of high-performance, network transport products and systems management applications which efficiently transport, store and protect the integrity of mission-critical data and applications. The Company was incorporated in December 1985 and initially focused its products and development on providing interoperability between IBM mainframes and DECnet network environments. In 1990, the Company acquired the core technology of its TCPaccess suite of products. In January 1996, the Company acquired New Era systems Services, Ltd. ("New Era"), the developer of the HARBOR products, a software product line providing enterprise systems management applications for client/server networks. This transaction was accounted for as a purchase.
Prior to the acquisition, the Company distributed the HARBOR products in certain countries in Europe for more than one year. New Era is a wholly-owned subsidiary headquartered in Calgary, Alberta.


RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain condensed consolidated statement of operations data for the periods indicated:

                                                                Three months
                                                             ended September 30,
                                                            ----------------------
                                                             1996            1995
                                                            ------          ------
Revenues:
  Product................................................    55.4%           46.2%
  Maintenance and consulting.............................    44.6            53.8
                                                            -----           -----
     Total revenues......................................   100.0           100.0
                                                            -----           -----

Cost of revenues:
  Product................................................     7.9             9.7
  Maintenance and consulting.............................    14.2            16.3
                                                            -----           -----
     Total cost of revenues..............................    22.1            26.0
                                                            -----           -----

Gross profit.............................................    77.9            74.0
Operating expenses:
  Product development....................................    21.8            17.1



  Sales and marketing....................................    35.1            38.2
  General and administrative.............................    10.5            12.7
  Purchased product amortization.........................     1.8               -
                                                            -----           -----
     Total operating expenses............................    69.2            68.0
                                                            -----           -----

Operating income.........................................     8.7             6.0
Interest income (expense)................................    (0.6)            0.4
                                                            -----           -----
  Income before income taxes.............................     8.1             6.4
Provision for income taxes...............................     3.1             2.5
                                                            -----           -----
Net income...............................................     5.0%            3.9%
                                                            =====           =====

Cost of sales as a percentage of the related revenues:
  Product................................................    14.2%           21.1%
  Maintenance and consulting.............................    31.8%           30.2%


As a result of the acquisition of New Era in December 1995, the Company's operating results for the three months ended September 30, 1996 and 1995 are not directly comparable.

Revenues:

The Company's revenues are derived from product sales and related maintenance and consulting contracts. Product revenues are derived from software license fees and sales of related hardware to end users, resellers and distributors.
The Company's sales cycle, from the date the sales agent first contacts a prospective customer to the date a customer ultimately purchases the Company's product, is typically three to six months for the TCPaccess products and six to nine months for the HARBOR products. Because licenses are noncancellable and do not impose significant obligations on the Company, the Company recognizes software license revenues upon completion of a trial period and a signed contract. Fees for service revenues are charged separately from the Company's product sales. The Company recognizes revenues ratably over the term of agreement. Maintenance agreements are typically one-year renewable contracts, pursuant to which, historically, a substantial majority of the Company's maintenance agreements have been renewed upon expiration. However, there can be no assurance that customers will continue to renew expiring maintenance agreements at the historical rate. The Company recognizes consulting revenues as services are accepted.

Total revenues were $8.7 million and $6.6 million for the three months ended September 30, 1996 and 1995, respectively, representing an increase of 32%. Product sales were $4.8 million and $3.0 million for the three months ended September 30, 1996 and 1995, respectively, representing an increase of 60%.
This increase was primarily due to a $962,000 increase in TCPaccess license fees and associated hardware sales as well as the addition of revenues from HARBOR products of $846,000. Maintenance and consulting revenues were $3.9 million and $3.5 million for the three months ended September 30, 1996 and 1995 respectively, representing an increase of 11%, resulting principally from an increase in the number of customers purchasing maintenance agreements. The decrease in revenue for the three months ended September 30, 1996 compared to three months ended June 30, 1996 accounted for the decrease in accounts receivable from period to period. The decrease in deferred maintenance and product revenue at September 30, 1996 compared to June 30, 1996 was primarily due to timing of renewals and signing of new maintenance contracts as well as recognition of approximately $300,000 in deferred product revenue from distributors for cash received during the period.

Cost of Revenues:

Product.  Cost of revenues from product sales consists primarily of hardware,
-------
product media, documentation and packaging costs. Cost of revenues for product sales was $685,000 and $640,000, representing 14% and 21% of total product revenues for the three months ended September 30, 1996 and 1995, respectively. This percentage decrease was due to a reduction in third-party revenue and a decline in hardware revenue, which carry higher product costs as a percentage of their respective revenue. The decrease in the percentage of cost of revenues from product sales is due to product mix and is not necessarily indicative of cost of revenues from product sales in future quarters.

Maintenance and Consulting.  Cost of revenues from maintenance and consulting
--------------------------
consists primarily of personnel related costs incurred in providing telephone support and software updates. Cost of revenues from maintenance and consulting was $1.2 million and $1.1 million, representing 32% and 30% of total maintenance and consulting revenues for the three months ended September 30, 1996 and 1995, respectively. This increase was due to staff additions as a result of the acquisition of New Era.

Operating Expenses:
------------------

Total operating expenses were $6.0 million and $4.5 million, representing 69% and 68% of total revenues for the three months ended September 30, 1996 and 1995, respectively.

Product Development.  Product development expenses consist primarily of
-------------------
personnel related costs. Product development expenses were $1.9 million and $1.1 million, representing 22% and 17% of total revenues for the three months ended September 30, 1996 and 1995, respectively. The increase in product development expenses resulted from the expansion of the Company's product line as a result of the acquisition of New Era and ongoing product development efforts.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries
-------------------
and commissions for sales and marketing personnel, the fixed costs of worldwide sales offices, and promotional costs. The Company sells through its direct sales force, resellers and distributors. The direct channel produced 80% and 99% of product revenues for the three months ended September 30, 1996 and 1995, respectively. Sales and marketing expenses were $3.1 million and $2.5 million, representing 35% and 38% of total revenues for the three months ended September 30, 1996 and 1995, respectively. The increase in absolute dollars was a result of higher commission rates, marketing program costs and the New Era acquisition. The Company believes that sales and marketing expenses will increase in absolute dollars as the Company continues to expand its sales force for both HARBOR and TCPaccess and launches new corporate marketing programs. The accrual for year end commissions and bonuses partially accounted for the decrease in accrued liabilities at September 30, 1996 compared to June 30, 1996.

General and Administrative.  General and administrative expenses include
--------------------------
personnel and other costs of the finance, human resources and administrative departments of the Company, and includes gains and losses on foreign currency exchange. General and administrative expenses were $912,000 and $833,000, representing 11% and 13% of total revenues in each of the three months ended September 30, 1996 and 1995, respectively. The increase in dollar amounts for general and administrative is attributable to the increased headcount required to support the Company's expansion. The estimated tax payments made during the three months ended September 30, 1996 partially accounted for the decrease in accrued liabilities at September 30, 1996 compared to June 30, 1996.

Purchased Product Amortization.  Purchased product amortization expense incurred
------------------------------
in connection with the New Era acquisition was approximately $162,000 for the three months ended September 30, 1996.

Interest Income (Expense) Net.  Net interest expense was $56,000 and net
-----------------------------
interest income was $21,000 for the three months ended September 30, 1996 and 1995, respectively. The decrease was due primarily to bank borrowings related to the New Era acquisition.

Provision for Income Taxes.  The income tax provision was $269,000 and
--------------------------
$163,000 for the three months ended September 30, 1996 and 1995, respectively. The effective tax rate for the three months ended September 30, 1996 was approximately 39%.

Recent Pronouncements

During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), which requires the Company to review the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 will become effective for the Company's 1997 fiscal year.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value based method of accounting for stock based compensation plans. While the Company is studying the impact of the pronouncement, it continues to account for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 will be effective for fiscal years beginning after December 15, 1995.

Liquidity and Capital Resources

Working capital increased at September 30, 1996 over that at September 30, 1995 primarily due to the proceeds from the initial public offering.

For the three months ended September 30, 1996, net cash provided by operating activities resulted primarily from net income, a decrease in accounts receivable and other assets, partially offset by a decrease in accrued liabilities and deferred maintenance and product revenue. For the three months ended September 30, 1995, net cash used in operations was primarily from an increase in accounts receivable and a decrease in accrued liabilities, partially offset by net income, and an increase in deferred maintenance and product revenue.

For the three months ended September 30, 1996 and 1995, the Company's investing activities have consisted of purchases of property and equipment. In addition, for the three months ended September 30, 1995, the Company redeemed and then purchased available-for-sale securities.

Net cash provided by financing activities for the three months ended September 30, 1996 consisted primarily of proceeds from the initial public offering, partially offset by payments on bank line of credit and notes payable. For the three months ended September 30, 1995, the Company's financing activities have consisted of payments on bank line of credit and notes payable.

The Company's business is geographically dispersed resulting in a significant portion of its cash residing outside the United States. At September 30, 1996, approximately 15% of the Company's cash was in European accounts.

At September 30, 1996, the Company had $22.5 million in cash and cash equivalents and $16.6 million in working capital. The Company also has available a $5.0 million line of credit agreement with a bank that expires on November 29, 1996, which is collateralized by certain assets of the Company and permits borrowing of a percentage of eligible accounts receivable and bears interest at the lender's prime rate plus 1.5%. Under the terms of the agreement, the Company is required to maintain a certain minimum quick ratio, tangible net worth and a maximum debt to tangible net worth ratio, as well as quarterly profitability. At September 30, 1996, $5.0 million was available for borrowing under this line. The Company expects to renew this line of credit or obtain a replacement credit facility upon expiration of this line of credit. In addition, the Company has a bank note payable due on December 31, 1998, collateralized by certain assets of the Company and bearing interest at the lender's prime rate plus 2.5%. Under the terms of the note, the Company is required to comply with certain financial covenants. At September 30, 1996 $2.5 million was outstanding under the note. The Company had $8.0 million in accounts receivable, net of allowance for doubtful accounts, and $7.0 million of unearned revenues, substantially all of which are expected to be earned over the 12 month period following September 30, 1996.

The Company believes that it current cash balance, its credit facility, and its cash flow from operations, if any, will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, some which are beyond the Company's control. The following should be read in conjunction with the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 15, 1996, (Reg. No 333-05243).


COMPETITION

  General. The market in which the Company operates is intensely competitive and
  -------
is characterized by extreme price competition and rapid technological change. The competitive factors influencing the markets for the Company's products include product performance, price, reliability, features, scalability, interoperability across multiple platforms, adherence to industry standards, and the provision of support and maintenance services. The Company competes with a number of companies, principally International Business Machines Corp. (''IBM''), that specialize in one or more of the Company's product lines, and such competitors may have greater financial, technical, sales and marketing resources to devote to the development, promotion and sale of their products, and may have longer operating histories, greater name recognition, and greater market acceptance for their products and services compared to those of the Company. There can be no assurance that the Company's current competitors or any new market entrants will not develop networked systems management products or other technologies that offer significant performance, price or other advantages over the Company's technologies, the occurrence of which would have a material adverse effect on the Company's business, financial condition and results of operations.

  Network Transport Products. The Company sells its TCPaccess suite of products
  --------------------------
principally to customers who have installed IBM mainframes using the MVS operating system. The Company's main competition for its TCPaccess products is IBM. IBM sells TCP/IP and associated products for its MVS mainframe systems that compete directly with the Company's TCPaccess product line. IBM has continued to enhance the functionality and performance of its TCP/IP product, which enhancements may require the Company to update its TCPaccess product to remain competitive. There can be no assurance that the Company will be able to make the improvements in its TCPaccess product necessary to remain competitive with IBM or that any such improvements by IBM would not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, IBM recently released its OS/390 operating system, which includes TCP/IP communications software in a bundle of software provided to purchasers of OS/390. An IBM customer can request to have the IBM TCP/IP product removed from the software bundle provided by IBM and thereby reduce the purchase price of the system purchased. The reduction in the purchase price related to the exclusion of IBM's TCP/IP for MVS product from its software bundle, in certain model groups, is substantially lower than the price the customer would have to pay to purchase the Company's corresponding TCPaccess product. Because in some IBM model groups IBM's TCP/IP product is less expensive to purchase than the Company's corresponding TCPaccess products in the same model groups, there could be substantial erosion of the Company's margins if the Company reduces the price of its TCPaccess products in order to compete against IBM, which erosion would have a material adverse effect on the Company's business, financial condition and results of operations. Also, IBM could in the future decide to include its TCP/IP product in the bundle of software provided to purchasers of its OS/390 operating system without charge. The Company believes that any reduction in price of the IBM TCP/IP products, or the bundling of those products without charge in its OS/390 operating system, would require the Company to either reduce the prices of its TCPaccess products or substantially increase sales and marketing expenses, or both, in order to continue to sell its TCPaccess products, which actions would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if IBM were to develop or design its OS/390 operating system or other products so that its TCP/IP product cannot be removed, customers who otherwise would have been inclined to purchase the Company's TCPaccess product may not do so, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company derives a substantial portion of its revenues from maintenance agreements with its TCPaccess customers. If the Company sells fewer

TCPaccess products, either due to competition from IBM or otherwise, the Company's maintenance revenues would be reduced, which would have a material adverse effect on the Company's business, financial condition and results of operations. If IBM reduces the combined price of its TCP/IP products and maintenance, IBM's combined price for its TCP/IP products and maintenance would be more price competitive with the Company's product line, and the Company's product and maintenance revenues would be adversely affected. The Company also competes with IBM, Apertus Technologies Inc. (''Apertus''), Cisco Systems, Inc., Computerm Corporation (''Computerm''), Network Solutions, Inc. and Memorex Telex Corp. (''Memorex'') in the network controller market, where the Company resells the network controller manufactured by Bus-Tech Inc. (''Bus-Tech''), a division of Storage Technology Corp. (''Storage Technology''), to provide the hardware connection which links the enterprise server to the client/server network.

  System Management Applications. The primary competitors for the Company's
  ------------------------------
HARBOR Backup and HARBOR Distributed Storage Server products are IBM and Storage Technology. The Company's competition for the HARBOR Distribution product includes IBM, Novadigm, Inc. (''Novadigm'') and Tangram Enterprise Solutions, Inc. IBM is aggressively marketing its ADSM backup product, which is included in the System View package on IBM's UNIX system, AIX. There can be no assurance that IBM will not include the ADSM backup products in a software ''bundle'' with the sale of its mainframe hardware systems. The bundling of competing software products with mainframe hardware systems could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also competes with software vendors who develop and market products for UNIX and Windows NT operating systems, such as Microsoft Corporation (''Microsoft''), Arcada Software, Inc., Cheyenne Software, Inc., Computer Associates International, Inc., EMC Corporation, Hewlett-Packard Company, Legato, Novadigm, OpenVision Technology, Inc., PLATINUM technology, inc., Sterling Software, Inc., Sun Microsystems, Inc. and Unison Software, Inc., which are focusing on enterprise systems management applications. Although the Company recently signed a strategic marketing agreement with Legato, the Company is still a competitor of Legato in the storage management market. The Company also expects increased competition from vendors of TCP/IP-to-SNA gateway products, including such companies as Microsoft, Novell, Inc., Apertus and CNT/Brixton Systems, Inc. Competition from these companies could increase due to an expansion of their product lines or a change in their approaches to enterprise systems management or networking products. The bundling of network transport software with a network controller by these competitors could prevent the Company from selling TCPaccess to the customers of these competitors, which would have a material adverse effect on the Company's business, financial condition and results of operations.

  Other Factors. The Company's ability to compete successfully depends on many
  -------------
factors, including the Company's success in developing new products that implement new technologies, performance, price, product quality, reliability, success of competitors' products, general economic conditions, and protection of Interlink products by effective utilization of intellectual property laws. In particular, competitive pressures from existing or new competitors who offer lower prices or other incentives or introduce new products could result in price reductions which would adversely affect the Company's profitability. There can be no assurance that the Company's current or other new competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features, that the Company will be able to compete successfully in the future, or that the Company will not be required to incur substantial additional investment costs in connection with its engineering, research, development, marketing and customer service efforts in order to meet any competitive threat. The Company expects competition to intensify, and increased competitive pressure could cause the Company to lower prices for its products, or result in reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON IBM AND EMERGENCE OF MAINFRAME AS ENTERPRISE SERVER

  The Company's current software products are designed for use with IBM and IBM-compatible mainframe computers. Specifically, these software products target users of the MVS operating system, the Customer Information Control System (''CICS'') communications subsystem and the IMS and DB2 database management systems. As a result, future sales of the Company's existing products and associated recurring maintenance revenues are dependent upon continued use of mainframes and their related systems software. In addition, because the Company's products operate in conjunction with IBM systems software, changes to IBM systems software may require the Company to adapt its products to these changes, and any inability to do so, or delays in doing so, may adversely affect the Company's business, financial condition and results of operations. Currently, TCP/IP is the communications protocol for the Internet and is being adopted by some organizations as the communications protocol for their client/server local area networks (''LANs'') and wide area networks (''WANs''). This adoption has allowed IBM MVS mainframe computers to act as enterprise servers on such networks. The use of mainframes as enterprise servers is relatively new and still emerging. The Company's future financial performance will depend in large part on the acceptance and growth in the market for centralized network management. Adoption of another communications protocol on client/server networks could make TCP/IP communication not viable, which would undermine the demand for the Company's TCPaccess products, and have a material adverse effect on the Company's business, financial condition and results of operations.

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE

  The markets for the Company's network transport products and systems management applications are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The Company believes that its future success will depend upon its ability to develop, manufacture and market products which meet changing user needs, to continue to enhance its products and to develop and introduce in a timely manner new products that take advantage of technological advances, keep pace with emerging industry standards, and address the increasingly sophisticated needs of its customers. There can be no assurance whether TCP/IP will continue to be accepted as a communications protocol on client/server networks. Furthermore, there can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of these products, or that any such new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. The Company's failure or inability to adapt its products to technological changes or to develop new products successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

  The introduction or announcement of products by the Company or one or more of its competitors, including but not limited to IBM, embodying new technologies, or changes in customer requirements or the emergence of new industry standards and practices could render the Company's existing products obsolete and unmarketable. As markets for the Company's products develop and competition increases, the Company anticipates that product life cycles will shorten and average selling prices will decline. In particular, average selling prices and gross margins for each of the Company's products are expected to decline as each product matures. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchasing the existing products of the Company or that the Company will successfully manage the transition from older products to new or enhanced products in order to minimize disruption in customer ordering. Such deferment of purchases or inability to manage the transition of products could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the Company will successfully identify new product opportunities, develop and bring to market in a timely manner such new products, or that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete.

FLUCTUATIONS IN OPERATING RESULTS; ABSENCE OF BACKLOG; SEASONALITY

  The Company's operating results have historically been, and will continue to be, subject to quarterly fluctuations due to a variety of factors, including: timely introduction, enhancement and market acceptance of new versions of the Company's products; seasonal customer demand; timing of significant orders; changes in the pricing policies by the Company or its competitors; anticipated and unanticipated decreases in average unit selling prices of the Company's products; increased competition; changes in the mix of the products sold and in the mix of sales by distribution channel; the gain or loss of significant customers; the introduction of new products or product enhancements by competitors; currency fluctuations; and the failure to anticipate changing customer product requirements. The Company typically sells its products through a trial process to allow customers to evaluate the effectiveness of the Company's products before determining whether to proceed with broader deployment of such products. The Company's sales cycle, from the date the sales agent first contacts a prospective customer to the date a customer ultimately purchases the Company's product, is typically three to six months for the TCPaccess products and six to nine months for the HARBOR products. There can be no assurance however that the customers will purchase the Company's products after such trial period or that the Company's sales cycle will not lengthen, exposing it to the possibility of shortfalls in quarterly revenues, which could have a material adverse effect on the Company's business, financial condition or results of operations and cause results to vary from period to period. The Company's operating results will also be affected by general economic and other conditions affecting the timing of customer orders and capital spending, and order cancellations or rescheduling. Furthermore, it is possible that the Company's products may be found to be defective after the Company has already shipped in volume such products. There can be no assurance that defects in the Company's products or failures in the Company's product quality, performance and reliability, will not occur and such defects or failures will not have a material adverse effect on the Company's business, financial condition and results of operations. If such defects or failures occur, the Company could experience a decline in revenue, increased costs (including warranty expense and costs associated with customer support), delays in or cancellations or rescheduling of orders or shipments, and increased product returns, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company operates with very little backlog and most of its product revenues in each quarter result from orders closed in that quarter, and a substantial majority of those orders are completed at the end of that quarter. The Company establishes its expenditure levels for sales, marketing, product development and other operating expenses based in large part on its expectations as to future revenues, and revenue levels below expectations could cause expenses to be disproportionately high. If revenues fall below expectations in a particular quarter, operating results and net income are likely to be materially adversely affected. Any inability of the Company to adjust spending to compensate for failure to meet sales forecasts or to collect accounts receivable, or any unexpected increase in product returns or other costs, could magnify the adverse impact of such events on the Company's operating results.

  The Company's business has experienced and is expected to continue to experience significant seasonality. The Company has higher sales of its software products in the quarters ending in December and June and weaker sales in the quarters ending in September and March. The decrease in product revenues in the quarters ending in September is due to the international customer seasonal buying patterns. The quarters ending in March are historically weak due to government and large organization annual budgeting cycles. Due to the foregoing factors, quarterly revenue and operating results are likely to vary significantly in the future and period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarters the Company's revenue or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.


INTEGRATION OF ACQUISITION; HISTORY OF ACQUIRED TECHNOLOGIES

  The Company has no significant history of operations on a combined basis with New Era, the developer of the HARBOR products, which the Company acquired in December 1995 in a purchase transaction. There can be no assurance that the Company will be successful in integrating the operations and personnel of New Era into its business, incorporating the HARBOR products and any other acquired technologies into its product lines, deriving significant future sales from the HARBOR products, establishing and maintaining uniform standards, controls, procedures and policies, avoiding the impairment of relationships with employees and customers as a result of changes in management, or overcoming other problems that may be encountered in connection with the integration of New Era. To the extent that the Company is unable to accomplish the foregoing, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, in order to effectively sell the HARBOR product in future periods, the Company has decided to establish a direct HARBOR sales channel in the U.S. and is integrating the HARBOR product into its European sales channel. Given that lead time for closing a HARBOR sale can be as much as nine months, the ability of the Company to produce significant HARBOR product sales in future periods is highly dependent on the Company's success in implementing these changes. If the Company is unsuccessful in such implementation, HARBOR product sales will likely not increase over the level of sales during the three months ended September 30, 1996, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  To date, the Company's core technologies for its principal network transport products and systems management applications have been acquired and have not been developed internally. There can be no assurance that the Company will have the opportunity to successfully acquire or develop new technologies in the future or that such technology, if acquired, can be successfully integrated and commercialized by the Company. An inability to acquire, develop or commercialize new technologies would have a material adverse effect on the Company's business, financial condition and results of operations. The Company may also seek to acquire or invest in businesses, products or technologies that expand, complement or otherwise relate to the Company's current business or product line. There can be no assurance that such acquisitions will be successfully or cost-effectively integrated into the Company's current operations, or that the acquired technologies will provide the necessary complement to the Company's current products. If the Company consummates additional acquisitions in the future that must be accounted for under the purchase method of accounting, such acquisitions would likely increase the Company's amortization expenses. In addition, any such acquisitions would be subject to the risks of integration mentioned above. The Company does not currently have any understandings, commitments or agreements with respect to any potential acquisition or corporate partnering arrangements, nor is it currently engaged in any discussions or negotiations with respect to any such transaction.


RELIANCE ON AND RISKS ASSOCIATED WITH INTERNATIONAL SALES

  During the three months ended September 30, 1996 and 1995, 51% and 32%, respectively, of the Company's total revenues were derived from sales to international customers. The Company's international sales have been primarily to European markets, and sales are generally denominated in local currencies. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the third quarter of each calendar year as many customers reduce their business activities during the summer months. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company intends to enter into additional international markets and to continue to expand its operations outside of North America by expanding its direct sales force, adding distributors and pursuing additional strategic relationships which will require significant management attention and expenditure of significant financial resources. To the extent that the Company is unable to make additional international sales in a timely manner, the Company's growth, if any, in international revenues will be limited, and the Company's business, financial condition and results of operations would be materially adversely affected. Sales to international customers are subject to additional risks including longer receivables collection periods, greater difficulty in accounts receivable collection, failure of distributors to report sales of the Company's products, political and economic instability, nationalization, trade restrictions, the impact of possible recessionary environments in economies outside the United States, reduced protection for intellectual property rights in some countries, currency fluctuations and tariff regulations and requirements for export licenses. There can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Substantially all of the Company's distribution and other agreements with international distributors require any dispute between the Company and any distributor to be settled by arbitration. Under these agreements, the party bringing the action, suit or claim is required to conduct the arbitration in the domicile of the defendant. The result is that, if the Company has a cause of action against a party, it may not be feasible for the Company to pursue such action, as arbitration in a foreign country could prove to be excessively costly and have a less certain outcome depending on the laws and customs in the foreign country. These international factors could have a material adverse effect on future sales of the Company's products to international end users and, consequently, the Company's business, financial condition and results of operations.

  Most of the Company's international sales are denominated in local currencies. The Company has not historically attempted to reduce the risk of currency fluctuations by hedging except in certain limited circumstances where the Company has held an account receivable expected to be outstanding for a period of at least 12 months. The Company may be disadvantaged with respect to its competitors operating in foreign countries by foreign currency exchange rate fluctuations that make the Company's products more expensive relative to those of local competitors. The Company may attempt to reduce these risks by continuing to hedge in certain limited transactions in the future. Accordingly, changes in the exchange rates or exchange controls may adversely affect the Company's results of operations. There can be no assurance that the Company's current or any future currency exchange strategy will be successful in avoiding exchange related losses or that any of the factors listed above will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.


DEPENDENCE ON DISTRIBUTORS AND STRATEGIC RELATIONSHIPS

  The Company's sales are primarily made through the Company's direct sales force and the Company's distributors in international markets. In May 1996, the Company entered into a strategic marketing agreement with Legato. The Company has no historical relationship with Legato, and there can be no assurance that the Company will be able to sell its products through Legato. The Company is currently investing, and plans to continue to invest, significant resources to develop additional relationships, which investments could adversely affect the Company's operating margins. The Company believes that its success in penetrating markets for its products depends in large part on its ability to maintain these relationships, to cultivate additional relationships and to cultivate alternative relationships if distribution channels change. There can be no assurance that any distributor, systems integrator or strategic partner will not discontinue its relationship with the Company, form competing arrangements with the Company's competitors, or dispute the Company's other strategic relationships. A former distributor of the Company's TCPaccess products in Italy, Selesta Integrazioni SRL (''Selesta''), has threatened legal action over the recent termination of Selesta as a distributor of the Company's TCPaccess products. The Company has also discontinued its existing distributor relationship with Selesta for the distribution of the Company's HARBOR products in Italy and Spain. The loss of, or a significant reduction in revenues from, the Company's distributors through which the Company sells its products could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if one of the Company's distributors declares bankruptcy, becomes insolvent, or is declared bankrupt before the distributor remits to the Company the payments for the Company's products, the Company may not be able to obtain the revenues to which it would be entitled for sales made by such distributor prior to the bankruptcy or insolvency proceeding. In addition, the Company's distributors generally offer other products and these distributors may give higher priority to sales of such other products.

DEPENDENCE UPON SUPPLIER

  Network access from the enterprise server to the network via the Company's TCPaccess product requires a network controller, which the Company sells to its customers. The Company's principal network controller, the 3762 Network Controller, is supplied only by Bus-Tech and is resold by the Company. Sales of network controllers have accounted for substantially all of the Company's hardware revenues to date, and has accounted for 15% and 30% of product revenues in the three months ended September 30, 1996 and 1996, respectively. In addition, the Company also relies upon Bus-Tech for network controller replacement parts. If the Company were unable to purchase an adequate supply of such sole-sourced product on a timely basis, the Company would be required to develop or locate alternative sources. If such product became unavailable, the Company could be required to design a comparable product, qualify an alternative source, or redesign its products based upon different components. Furthermore, IBM and CISCO Systems, Inc. could use their positions as a supplier of network controllers to gain a competitive advantage over the Company. To date, the Company has not experienced any difficulty or significant delay in obtaining any such sole-sourced product. However, there can be no assurance that the Company will not face such difficulties or delay in the future. An inability of the Company or its customers to obtain such sole-sourced controllers could significantly delay shipment of products, which could have a material adverse effect on the Company's business, financial condition and results of operations.


DEPENDENCE UPON PROPRIETARY TECHNOLOGY; RISK OF THIRD-PARTY CLAIMS OF
INFRINGEMENT

  The Company's success and ability to compete is dependent in part upon its proprietary information. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect its proprietary technology and software products. There can be no assurance, however, that such protection will be adequate to deter misappropriation, deter unauthorized third parties from copying aspects of, or otherwise obtaining and using, the Company's software products and technology without authorization, or that the rights secured thereby will provide competitive advantages to the Company. In addition, the Company cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between the Company and its employees or any license agreements with its customers will provide meaningful protection for the Company's proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

  There can be no assurance that others will not independently develop similar products or duplicate the Company's products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary technology will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to or superior to the Company's products. A substantial amount of the Company's sales are in international markets, and the laws of other countries may afford the Company little or no effective protection of its intellectual property.

  While the Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that the Company will not receive future communications from third parties asserting that the Company's products infringe, or may infringe, on the proprietary rights of third parties. The Company was denied a trademark registration of the name ''Interlink'' based on the use of similar names by other companies in the computer industry. The Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segments grow and the functionalities of products in different industry segments overlap. Any such claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require the Company to develop non-infringing technology or enter into royalty or licensing agreements, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to develop non-infringing technology or license the infringed or similar technology, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claims could be time consuming, result in costly litigation, or lead the Company to enter into royalty or licensing agreements rather than litigating such claims on their merits. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT ERRORS; PRODUCT LIABILITY

  Software products as complex as those offered by the Company often contain undetected errors or failures when first introduced or as new versions are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company's customers may deploy its products. Accordingly, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in lost revenues, loss of or delay in market acceptance and negative publicity about the Company and its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's license agreements with customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. The limitation of liability provisions contained in such license agreements may not be effective under the laws of some jurisdictions, particularly if the Company in the future relies on ''shrink wrap'' licenses that are not signed by licensees. The Company's products are generally used to manage data critical to organizations, and as a result, the sale and support of products by the

Company may entail the risk of product liability claims. A successful liability claim brought against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.


RELIANCE ON TCP/IP AND MAINTENANCE; CONCENTRATION OF PRODUCT SALES

  During the three months ended September 30, 1996 and 1995, sales of the TCPaccess products, excluding maintenance and hardware, accounted for approximately 36% and 31%, and, including related maintenance and hardware, accounted for approximately 70% and 58%, respectively, of the Company's total revenues. Accordingly, the Company's operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of the TCPaccess products. A portion of the maintenance revenues are from historical customers of the Company's DECnet product. The Company no longer actively markets the DECnet product, and maintenance revenues from DECnet customers have declined each year since the fiscal year ended June 30, 1993, and are expected to continue to decline. The life cycles of the Company's products are difficult to estimate due in part to the effect of future product enhancements and competition. A decline in the demand for the Company's products as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company estimates that the total number of potential sites where its TCPaccess products could be installed is limited. Many of those sites have already been serviced by either IBM or the Company. The Company expects that it will continue to depend upon this limited number of prospective customers for a significant portion of its revenues in future periods. As a result of this concentration, the Company's business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements. In addition, the Company's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the Company's products. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such concentration and factors affecting capital spending in the enterprise networked systems management market.


DEPENDENCE ON KEY PERSONNEL

  The Company is highly dependent on the continued service of, and on its ability to attract and retain, qualified technical, sales, marketing and managerial personnel, in particular, its key New Era employees. While the Company intends to expand its field sales force, experienced field sales personnel in the Company's industry are in high demand and may not be attracted and retained on terms advantageous to the Company. Furthermore, there can be no assurance that the Company's efforts to expand its field sales force will be successful. The competition for qualified personnel in the software industry is intense, and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company has employment agreements with certain executive officers, but such agreements do not ensure their continued service to the Company or prevent their competition with the Company following a termination of employment. The Company does not maintain key man life insurance on the lives of its key employees.

POSSIBLE VOLATILITY OF SHARE PRICE

  There can be no assurance that the market price of the Common Stock will not decline below the initial public offering price. The trading prices of the Company's Common Stock may be subject to wide fluctuations in response to a number of factors, including variations in operating results, changes in earnings estimates by securities analysts, announcements of extraordinary events such as litigation or acquisitions, announcements of technological innovations or new products or new contracts by the Company or its competitors, announcements and reports about the declining number of mainframe computers shipped, press releases or reports of IBM or other competitors introducing competitive or substitute products, as well as general economic, political and market conditions. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

ITEM 6.  Exhibits and Reports on Form 8-K

       (a) Exhibit 11.1  Statement Regarding Computation of Net Income Per Share

       (b) Exhibit 27    Financial Data Schedule
                         (EDGAR version only)

       (c) Reports on Form 8-K

       No Reports on Form 8-K were filed during the quarter ended September 30, 1996

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1996            INTERLINK COMPUTER SCIENCES INC.
                                    AND SUBSIDIARIES
                                    (Registrant)



                                    By:   /s/Gloria M. Purdy
                                        ------------------
                                        Gloria M. Purdy
                                        Chief Financial Officer and Secretary