Form 10-Q
period 1996-12-31
INTERLINK COMPUTER SCIENCES INC
filed 1997-02-13
CIK 745597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF
         FROM__________________TO________________

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

                                -----------------

 Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                   YES  X  NO
                                       ---    ---


   7,011,481 shares of the registrant's Common stock, $0.001 par value, were outstanding as of January 1, 1997.


                        INTERLINK COMPUTER SCIENCES, INC.
                                AND SUBSIDIARIES

                                    CONTENTS

                                                                                                                       Page
                          PART I: FINANCIAL INFORMATION

Item 1.       Financial Statements
                  Condensed Consolidated Balance Sheets:
                      December 31, 1996 and June 30, 1996.................................................................4
                  Condensed Consolidated Statements of Operations:
                      Three and six months ended December 31, 1996 and 1995...............................................5
                  Condensed Consolidated Statements of Cash Flows:
                      Six months ended December 31, 1996 and 1995.........................................................6
                  Notes to Condensed Consolidated Financial Statements....................................................7

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................................9


                           PART II: OTHER INFORMATION


Item 2        Changes in Securities......................................................................................26
Item 6        Exhibits and Reports on Form 8-K...........................................................................26

Signatures    ...........................................................................................................27

                                                     2

                          PART I: FINANCIAL INFORMATION


                                         INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)

                                                                                                   December 31,            June 30,
                                                                                                       1996                  1996
                                                                                                     --------              --------
                                                                                                    (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .........................................................             $ 27,061              $  6,121
     Accounts receivable, net ..........................................................                9,640                 9,445
     Inventories .......................................................................                1,327                   700
     Other current assets ..............................................................                2,615                 2,876
                                                                                                     --------              --------
         Total current assets ..........................................................               40,643                19,142
Property and equipment, net ............................................................                1,562                 1,281
Purchased software products ............................................................                2,467                 2,893
Other non-current assets ...............................................................                1,942                 2,609
                                                                                                     --------              --------
         Total assets ..................................................................             $ 46,614              $ 25,925
                                                                                                     ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Bank line of credit ...............................................................                                   $  5,000
     Current portion of long-term debt .................................................             $  1,867                 3,100
     Accounts payable ..................................................................                2,517                 2,662
     Accrued liabilities ...............................................................                6,024                 6,630
     Deferred maintenance and product revenue ..........................................                7,611                 8,121
                                                                                                     --------              --------
         Total current liabilities .....................................................               18,019                25,513
Long-term debt, less current portion ...................................................                  984                 2,892
Deferred maintenance revenue ...........................................................                  914                 1,056
Other liabilities ......................................................................                  887                 1,049
                                                                                                     --------              --------
     Total liabilities .................................................................               20,804                30,510
                                                                                                     --------              --------
Commitments and contingencies (Note 5)
Preferred stock ........................................................................                                      6,310
Common stock ...........................................................................               49,924                14,602
Cumulative translation adjustment ......................................................                 (542)                 (581)
Accumulated deficit ....................................................................              (23,572)              (24,916)
                                                                                                     --------              --------
     Total stockholders' equity (deficit) ..............................................               25,810                (4,585)
                                                                                                     --------              --------
         Total liabilities and stockholders' equity (deficit) ..........................             $ 46,614              $ 25,925
                                                                                                     ========              ========

                               See accompanying notes to condensed  consolidated financial statements.


                                         INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               ( in thousands, except per share data)

                                                                            Three months ended                  Six months ended
                                                                                December 31,                       December 31,
                                                                                (unaudited)                        (unaudited)
                                                                          ------------------------         ------------------------
                                                                            1996            1995             1996            1995
                                                                          --------        --------         --------        --------
Revenues:
      Product ....................................................        $  5,960        $  4,880         $ 10,792        $  7,914
      Maintenance and consulting .................................           3,673           3,284            7,566           6,815
                                                                          --------        --------         --------        --------
            Total revenues .......................................           9,633           8,164           18,358          14,729
                                                                          --------        --------         --------        --------

Cost of revenues:
      Product ....................................................             678           1,002            1,363           1,642
      Maintenance and consulting .................................           1,209           1,081            2,446           2,148
                                                                          --------        --------         --------        --------
            Total cost of revenues ...............................           1,887           2,083            3,809           3,790
                                                                          --------        --------         --------        --------

Gross profit .....................................................           7,746           6,081           14,549          10,939

Operating expenses:
      Product development ........................................           1,969           1,170            3,870           2,294
      Sales and marketing ........................................           3,194           3,033            6,258
                                                                                                                              5,538
      General and administrative .................................           1,107             955            2,019           1,788
      Purchased research and development and
         product amortization ....................................             139          10,158              301          10,158
                                                                          --------        --------         --------        --------
            Total operating expenses .............................           6,409          15,316           12,448          19,778
                                                                          --------        --------         --------        --------

Operating income (loss) ..........................................           1,337          (9,235)           2,101          (8,839)

Interest income, net .............................................             144              20               88              41
                                                                          --------        --------         --------        --------

Income (loss) before provision for income taxes ..................           1,481          (9,215)           2,189          (8,798)

Provision for (benefit from) income taxes ........................             578            (554)             847            (391)
                                                                          --------        --------         --------        --------

Net income (loss) ................................................        $    903        ($ 8,661)        $  1,342        ($ 8,407)
                                                                          ========        ========         ========        ========

Net income (loss) per share ......................................        $   0.12        $  (2.77)        $   0.19        $  (2.69)

                                                                          ========        ========         ========        ========

Shares used in per share calculation .............................           7,671           3,125            6,886           3,125
                                                                          ========        ========         ========        ========


                               See accompanying notes to condensed  consolidated financial statements.


                                         INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                                       Six months ended December 31,
                                                                                                           1996              1995
                                                                                                         --------          --------
                                                                                                                 (unaudited)
Cash flows from operating activities:
     Net income (loss) .........................................................................            1,342            (8,407)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
              Purchased research and development ...............................................             --              10,158
              Depreciation and amortization ....................................................              848               474
              Provision for doubtful accounts ..................................................              100                93
              Exchange gain ....................................................................              (32)              (76)
              Changes in operating assets and liabilities:
                  Accounts receivable ..........................................................             (195)           (2,209)
                  Inventories ..................................................................             (623)              195
                  Other assets .................................................................            1,027              (337)
                  Accounts payable .............................................................             (133)             (670)
                  Accrued liabilities ..........................................................             (618)           (1,031)
                  Deferred maintenance and product revenue .....................................             (713)            1,796
                  Other liabilities ............................................................             (156)               (2)
                                                                                                         --------          --------
                      Net cash provided by (used in) operating activities ......................              847               (16)
                                                                                                         --------          --------
Cash flows from investing activities:
     Acquisition of New Era, net of cash acquired ..............................................             --             (10,168)
     Proceeds from sale of available-for-sale securities .......................................             --               5,685
     Acquisition of property and equipment .....................................................             (714)             (199)
     Capitalization of software development costs ..............................................              (56)             --
     Purchase of available-for-sale securities .................................................             --              (3,160)
                                                                                                         --------          --------
                  Net cash used in investing activities ........................................             (770)           (7,842)
                                                                                                         --------          --------
Cash flows from financing activities:
     Proceeds from term loan ...................................................................             --               3,000
     Proceeds from bank line of credit .........................................................             --               5,000
     Payments on notes payable and other .......................................................           (3,045)             (251)
     Payments on bank line of credit ...........................................................           (5,000)           (1,300)
     Proceeds from issuance of common stock, net ...............................................           29,012                27
                                                                                                         --------          --------
                      Net cash provided by financing activities ................................           20,967             6,476
                                                                                                         --------          --------

                           Net increase (decrease) in cash and cash equivalents ................           21,044            (1,382)

Effect of exchange rate changes on cash ........................................................             (104)               58
Cash and cash equivalents, beginning of period .................................................            6,121             4,148
                                                                                                         --------          --------
Cash and cash equivalents, end of period .......................................................         $ 27,061          $  2,824
                                                                                                         ========          ========

SUPPLEMENTAL CASH FLOW DISCLOSURES
     Interest paid .............................................................................         $    177          $    148
     Income taxes paid .........................................................................         $  1,412          $    132
     Non cash transactions from financing activities:
         Conversion of preferred stock to common
              stock in connection with initial public offering .................................         $  6,310              --


                               See accompanying notes to condensed  consolidated financial statements.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation:

     The unaudited condensed consolidated financial statements included herein have been prepared by Interlink Computer Sciences, Inc. and its subsidiaries (collectively, the "Company") in accordance with generally accepted accounting principles and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. The financial statements include the accounts of the Company and its wholly owned subsidiaries after intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's June 30, 1996 audited consolidated financial statement as included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 15, 1996 (Reg. No. 333-05243). The consolidated results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending June 30, 1997. The June 30, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Inventories:

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories are principally comprised of finished goods at December 31, 1996 and June 30, 1996.

3.   Initial Public Offering:

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

4.   Computation of Net Income (Loss) Per Share:

     Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Dilutive equivalent shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the "if converted" method) and stock options and warrants, using the modified treasury stock method in all periods. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued by the Company during the twelve months preceding the filing of the Company's initial public offering, using the treasury stock method and the public offering price per share, have been included in the calculation of net income (loss) per share for all periods presented.

5.   Contingencies

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

     During the quarter the Company settled a commercial dispute with MSB, a former Belgian distributor of the Company's TCPaccess products. The settlement included a payment to MSB in the amount of $100,000. All claims and counterclaims relating to this dispute have been dismissed as a result of the settlement.

6.   Subsequent Event

     On January 27, 1997, the Company signed a definitive agreement with Cisco Systems, Inc. ("Cisco") regarding a strategic alliance to jointly develop and market IOS/390, a software suite that extends Cisco's Internetwork Operating System (IOS) networking technologies to IBM and compatible MVS mainframes and mainframe applications. As part of the alliance, on December 12, 1996, Cisco purchased 622,000 newly-issued shares of the Company's Common Stock (approximately nine percent (9%) of the Company's outstanding shares) for approximately $6.8 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled "Risk Factors That May Affect Future Results," as well as those risks discussed in this section and elsewhere in this Report.

The following discussion should be read in conjunction with the management's discussion included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 15, 1996 (Reg. No. 333-05243).

Overview

The Company offers a suite of high-performance, network transport products and systems management applications which efficiently transport, store and protect the integrity of mission-critical data and applications. The Company was incorporated in December 1985 and initially focused its products and development on providing interoperability between IBM mainframes and DECnet network environments. In 1990, the Company acquired the core technology of its TCPaccess suite of products. In December 1995 the Company acquired New Era Systems Services, Ltd. ("New Era"), the developer of the HARBOR products, a software product line providing enterprise systems management applications for client/server networks. This transaction was accounted for as a purchase. Prior to the acquisition, the Company distributed the HARBOR products in certain countries in Europe for more than one year. New Era is a wholly-owned subsidiary headquartered in Calgary, Alberta.


Results of Operations

The following table sets forth, as a percentage of total revenues, certain condensed consolidated statement of operations data for the periods indicated:

                                                                                  Three months                     Six months
                                                                                ended December 31,              ended December 31,
                                                                               --------------------           ---------------------
                                                                               1996            1995            1996           1995
                                                                               -----          -----           -----          -----
Revenues:
     Product .........................................................          61.9%          59.8%           58.8%          53.7%
     Maintenance and consulting ......................................          38.1           40.2            41.2           46.3
                                                                               -----          -----           -----          -----
         Total revenues ..............................................         100.0          100.0           100.0          100.0
                                                                               -----          -----           -----          -----

Cost of revenues:
     Product .........................................................           7.0           12.3             7.4           11.1
     Maintenance and consulting ......................................          12.6           13.2            13.3           14.6
                                                                               -----          -----           -----          -----
         Total cost of revenues ......................................          19.6           25.5            20.7           25.7
                                                                               -----          -----           -----          -----

Gross profit .........................................................          80.4           74.5            79.3           74.3
Operating expenses:
     Product development .............................................          20.4           14.3            21.1           15.6




     Sales and marketing .............................................          33.2          (37.2)           34.1           37.6
     General and administrative ......................................          11.5          (11.7)           11.0           12.1
     Purchased research and development
         and product amortization ....................................           1.4         (124.4)            1.7           69.0
                                                                               -----          -----           -----          -----
         Total operating expenses ....................................          66.5         (187.6)           67.9          134.3
                                                                               -----          -----           -----          -----

Operating income (loss) ..............................................          13.9         (113.1)           11.4          (60.0)
Interest income, net .................................................           1.5           (0.2)            0.5            0.3
                                                                               -----         -----            -----          -----
     Income (loss) before income taxes ...............................          15.4         (112.9)           11.9          (59.7)
Provision for (benefit from) income taxes ............................           6.0           (6.8)            4.6           (2.6)
                                                                               -----          -----           -----          -----
Net income (loss) ....................................................           9.4%        (106.1)%           7.3%         (57.1)%
                                                                               =====         ======           =====          =====

Cost of sales as a percentage of the related revenues:
     Product .........................................................          11.4%          20.5%           12.6%          20.7%
     Maintenance and consulting ......................................          32.9%          32.9%           32.3%          31.5%


As a result of the acquisition of New Era in December 1995, the Company's operating results for the three and six months ended December 31, 1996 and 1995 are not directly comparable.

Revenues:

The Company's revenues are derived from product sales and related maintenance and consulting contracts. Product revenues are derived from software license fees and sales of related hardware to end users, resellers and distributors. The Company's sales cycle, from the date the sales agent first contacts a prospective customer to the date a customer ultimately purchases the Company's product, is typically three to six months for the TCPaccess products and six to nine months for the HARBOR products. Because licenses are noncancellable and do not impose significant obligations on the Company, the Company recognizes software license revenues upon completion of a trial period and receipt of a signed contract. Fees for service revenues are charged separately from the Company's product sales. The Company recognizes maintenance revenues ratably over the term of agreement. Maintenance agreements are typically one-year renewable contracts, pursuant to which, historically, a substantial majority of the Company's maintenance agreements have been renewed upon expiration. There can be no assurance that customers will continue to renew expiring maintenance agreements at the historical rate. The Company recognizes consulting revenues as services are accepted. The Company no longer actively markets its DECnet product line. As a consequence, maintenance revenues from this product line may continue to decline in the future.

Total revenues were $9.6 million and $8.2 million for the three months ended December 31, 1996 and 1995, respectively, representing an increase of 17%. Total revenues were $18.4 million and $14.7 million for the six months ended December 31, 1996 and 1995, respectively, representing an increase of 25%. Product sales were $6.0 million and $4.9 million for the three months ended December 31, 1996 and 1995, respectively, representing an increase of 22%. Product sales were $10.8 million and $7.9 million for the six months ended December 31, 1996 and 1995, respectively, representing an increase of 37%. These increases were primarily due to an increase in TCPaccess license fees and associated hardware sales as well as the addition of revenues from Harbor products. Maintenance and consulting revenues were $3.7 million and $3.3 million for the three months ended December 31, 1996 and 1995, respectively, representing an increase of 12%. Maintenance and consulting revenues were $7.6 million and $6.8 million for the six months ended December 31, 1996 and 1995, respectively, representing an increase of 12%. These increases resulted principally from an increase in the number of customers purchasing maintenance agreements.

Cost of Revenues:

         Product. Cost of revenues from product sales consists primarily of hardware, product media, documentation and packaging costs. Cost of revenues for product sales was $678,000 and $1,002,000, representing 11% and 21% of total product revenues for the three months ended December 31, 1996 and 1995, respectively. Cost of revenues for product sales was $1,363,000 and $1,642,000, representing 13% and 21% of total product revenues for the six months ended December 31, 1996 and 1995, respectively. These percentage decreases were due to a reduction in third-party revenue and a decline in hardware revenue, which carry higher product costs as a percentage of their respective revenues. The decrease in the percentage of cost of revenues from product sales is due to product mix and is not necessarily indicative of cost of revenues from product sales in future quarters.

         Maintenance and Consulting. Cost of revenues from maintenance and consulting consists primarily of personnel related costs incurred in providing telephone support and software updates. Cost of revenues from maintenance and consulting was $1.2 million and $1.1 million, representing 33% of total maintenance and consulting revenues for the three months ended December 31, 1996 and 1995, respectively. Cost of revenues for maintenance and consulting was $2.4 million and $2.1 million, representing 32% of total maintenance and consulting revenues for the six months ended December 31, 1996 and 1995, respectively . The absolute dollar increases were due to staff additions as a result of the acquisition of New Era.

Operating Expenses:

Total operating expenses were $6.4 million and $15.3 million, representing 67% and 188% of total revenues for the three months ended December 31, 1996 and 1995, respectively. Total operating expenses were $12.4 million and $19.8 million, representing 68% and 134% of total revenues for the six months ended December 31, 1996 and 1995, respectively .

         Product Development. Product development expenses consist primarily of personnel related costs. Product development expenses were $2.0 million and $1.2 million, representing 20% and 14% of total revenues for the three months ended December 31, 1996 and 1995, respectively. Product development expenses were $3.9 million and $2.3 million, representing 21% and 16% of total revenues for the six months ended December 31, 1996 and 1995, respectively. These increases in product development expenses resulted from the expansion of the Company's product line as a result of the acquisition of New Era and ongoing product development efforts.

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, the fixed costs of worldwide sales offices, and promotional costs. The Company sells through its direct sales force, resellers and distributors. The direct channel produced 89% and 85% of product revenues for the three months ended December 31, 1996 and 1995, respectively, and 85% and 90% of product revenues for the six months ended December 31, 1996 and 1995, respectively. Sales and marketing expenses were $3.2 million and $3.0 million, representing 33% and 37% of total revenues for the three months ending December 31, 1996 and 1995, respectively. Sales and marketing expenses were $6.3 million and $5.5 million, representing 34% and 38% of total revenues for the six months ending December 31, 1996 and 1995, respectively. The increase in absolute dollars was a result of higher commissions, marketing program costs and the New Era acquisition

         General and Administrative. General and administrative expenses include personnel and other costs of the finance, human resources and administrative departments of the Company, and includes gains and losses on foreign currency exchange. General and administrative expenses were $1.1 million and $1.0 million, representing 12% of total revenues for the three months ended December 31, 1996 and 1995, respectively General and administrative expenses were $2.0 million and $1.8 million, representing 11% and 12% of total revenues for the six months ended December 31, 1996 and 1995, respectively. These increases in dollar amounts for general and administrative are attributable to the increased headcount required to support the Company's expansion.

         Purchased Research and Development and Product Amortization. Purchased research and development and product amortization was $139,000 and $10.2 million, representing 1% and 124% of total revenues for the three months ended December 31, 1996 and 1995, respectively. Purchased research and development and product amortization was $301,000 and $10.2 million, representing 2% and 69% of total revenues for the six months ended December 31, 1996 and 1995, respectively. These decreases were due to a one-time write-off of $10.2 million of purchased research and development related to the New Era acquisition in December 1995.

         Interest Income (Expense) Net. Net interest income was $144,000 and $20,000 for the three months ended December 31, 1996 and 1995, respectively. Net interest income was $88,000 and $41,000 for the six months ended December 31, 1996 and 1995, respectively. The increases were due primarily to reduction of bank borrowings related to the New Era Acquisition and interest earned on funds received from the initial public offering.

         Provision for(Benefit from) Income Taxes. The income tax provision (benefit) was $578,000 and $(554,000) for the three months ended December 31, 1996 and 1995, respectively. The income tax provision (benefit) was $847,000 and ($391,000) for the six months ended December 31, 1996 and 1995, respectively. The effective tax rate for both the three months and six months ended December 31, 1996 was approximately 39%. Benefit from income taxes for the three and six months ended December 31, 1995, was the result of the Company reducing its valuation allowance during the quarter ended December 31, 1995.

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

Liquidity and Capital Resources

Working capital increased at December 31, 1996 over that at December 31, 1995 primarily due to the proceeds from the initial public offering and proceeds from the equity investment from Cisco.

For the six months ended December 31, 1996, net cash provided by operating activities resulted primarily from net income, depreciation and amortization and a decrease in other assets, partially offset by a decrease in accrued liabilities and deferred maintenance and product revenue and an increase in inventories. For the six months ended December 31, 1995, net cash used in operations was primarily from net loss and an increase in accounts receivable, partially offset by purchased research and development and an increase in deferred maintenance and product revenue.

For the six months ended December 31, 1996, the Company's investing activities have consisted primarily of purchases of property and equipment. For the six months ended December 31, 1995, the Company's investing activities consisted primarily of the acquisition of New Era and the redemption and purchase of available-for-sale securities.

Net cash provided by financing activities for the six months ended December 31, 1996 consisted primarily of proceeds from the initial public offering and the equity investment by Cisco, partially offset by payments on bank line of credit and notes payable. For the six months ended December 31, 1995, the Company's financing activities consisted of proceeds and payments on the bank line of credit, term loan and notes payable.

The Company's business is geographically dispersed resulting in a significant portion of its cash residing outside the United States. At December 31, 1996, approximately 20% of the Company's cash was in European and Canadian accounts.

At December 31, 1996, the Company had $27.1 million in cash and cash equivalents and $22.6 million in working capital. The Company had $9.6 million in accounts receivable, net of allowance for doubtful accounts, and $8.5 million of unearned revenues, substantially all of which are expected to be earned over the 12 month period following December 31, 1996.

The Company believes that its current cash balance and its cash flow from operations, if any, will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, some which are beyond the Company's control, and include the following:

Competition

     General. The market in which the Company operates is intensely competitive and is characterized by extreme price competition and rapid technological change. The competitive factors influencing the markets for the Company's products include product performance, price, reliability, features, scalability, interoperability across multiple platforms, adherence to industry standards, and the provision of support and maintenance services. The

Company competes with a number of companies, principally International Business Machines Corp. ("IBM"), that specialize in one or more of the Company's product lines, and such competitors may have greater financial, technical, sales and marketing resources to devote to the development, promotion and sale of their products, and may have longer operating histories, greater name recognition, and greater market acceptance for their products and services compared to those of the Company. There can be no assurance that the Company's current competitors or any new market entrants will not develop networked systems management products or other technologies that offer significant performance, price or other advantages over the Company's technologies, the occurrence of which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Network Transport Products. The Company sells its TCPaccess suite of products principally to customers who have installed IBM mainframes using the MVS operating system. The Company's main competition for its TCPaccess products is IBM. IBM sells TCP/IP and associated products for its MVS mainframe systems that compete directly with the Company's TCPaccess product line. IBM has continued to enhance the functionality and performance of its TCP/IP product, which enhancements may require the Company to update its TCPaccess product to remain competitive. There can be no assurance that the Company will be able to make the improvements in its TCPaccess product necessary to remain competitive with IBM or that any such improvements by IBM would not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, IBM's OS/390 operating system, which includes TCP/IP communications software in a bundle of software provided to purchasers of OS/390, has been and is aggressively marketed by IBM, and the Company believes it has lost sales of the Company's TCP/IP products as a result. An IBM customer can request to have the IBM TCP/IP product removed from the software bundle provided by IBM and thereby reduce the purchase price of the system purchased. The reduction in the purchase price related to the exclusion of IBM's TCP/IP for MVS product from its software bundle, in certain model groups, is substantially lower than the price the customer would have to pay to purchase the Company's corresponding TCPaccess product. Because in some IBM model groups IBM's TCP/IP product is less expensive to purchase than the Company's corresponding TCPaccess products in the same model groups, there could be substantial erosion of the Company's margins if the Company reduces the price of its TCPaccess products in order to compete against IBM, which erosion would have a material adverse effect on the Company's business, financial condition and results of operations. Also, IBM has in some cases included and may continue to include its TCP/IP product in the bundle of software provided to purchasers of its OS/390 operating system without charge. The Company believes that any general reduction in price of the IBM TCP/IP products, or the widespread bundling of those products without charge in its OS/390 operating system, would require the Company to either reduce the prices of its TCPaccess products or substantially increase sales and marketing expenses, or both, in order to continue to sell its TCPaccess products, which actions would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if IBM were to develop or design its OS/390 operating system or other products so that its TCP/IP product could not be removed, customers who otherwise would have been inclined to purchase the Company's TCPaccess product may not do so, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company derives a substantial portion of its revenues from maintenance agreements with its TCPaccess customers. If the Company sells fewer TCPaccess products, either due to competition from IBM or otherwise, the Company's maintenance revenues would be reduced, which would have a material adverse effect on the Company's business, financial condition and results of operations. If IBM reduces the combined price of its TCP/IP products and maintenance, IBM's combined price for its TCP/IP products and maintenance would be more price competitive with the Company's product line, and the Company's product and maintenance revenues would be adversely affected. The Company also competes with IBM, Apertus Technologies Inc. ("Apertus"), Computerm Corporation ("Computerm"), Network Solutions, Inc. and Memorex Telex Corp. ("Memorex") in the network controller market, where the
Company resells the network controller manufactured by Bus-Tech Inc. ("Bus-Tech"), a division of Storage Technology Corp. ("Storage Technology"), to provide the hardware connection which links the enterprise server to the client/server network.

     System Management Applications. The primary competitors for the Company's HARBOR Backup and HARBOR Distributed Storage Server products are IBM and Storage Technology. The Company's competition for the HARBOR Distribution product includes IBM, Novadigm, Inc. ("Novadigm") and Tangram Enterprise Solutions, Inc. IBM is aggressively marketing its ADSM backup product, which is included in the System View package on IBM's UNIX system, AIX. There can be no assurance that IBM will not include the ADSM backup products in a software "bundle" with the sale of its mainframe hardware systems. The bundling of competing software products with mainframe hardware systems could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also competes with software vendors who develop and market products for UNIX and Windows NT operating systems, such as Microsoft Corporation ("Microsoft"), Arcada Software, Inc., Computer Associates International, Inc., EMC Corporation, Hewlett-Packard Company, Legato Systems Inc. ("Legato") (with whom the Company has a strategic alliance), Novadigm, OpenVision Technology, Inc., PLATINUM Technology, Inc., Sterling Software, Inc., Sun Microsystems, Inc. and Unison Software, Inc., which are focusing on enterprise systems management applications. Although the Company recently signed a strategic marketing agreement with Legato, the Company is still a competitor of Legato in the storage management market. The Company also expects increased competition from vendors of TCP/IP-to-Systems Network Architecture gateway products, including such companies as Microsoft, Novell, Inc., Apertus and CNT/Brixton Systems, Inc. Competition from these companies could increase due to an expansion of their product lines or a change in their approaches to enterprise systems management or networking products. The bundling of network transport software with a network controller by these competitors could prevent the Company from selling TCPaccess to the customers of these competitors, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Other Factors. The Company's ability to compete successfully depends on many factors, including the Company's success in developing new products that implement new technologies, performance, price, product quality, reliability, success of competitors' products, general economic conditions, and protection of Interlink products by effective utilization of intellectual property laws. In particular, competitive pressures from existing or new competitors who offer lower prices or other incentives or introduce new products could result in price reductions which would adversely affect the Company's profitability. There can be no assurance that the Company's current or other new competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features, that the Company will be able to compete successfully in the future, or that the Company will not be required to incur substantial additional investment costs in connection with its engineering, research, development, marketing and customer service efforts in order to meet any competitive threat. The Company expects competition to intensify, and increased competitive pressure could cause the Company to lower prices for its products, or result in reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Reliance on IBM and Emergence of Mainframe as Enterprise Server

     The Company's current software products are designed for use with IBM and IBM-compatible mainframe computers. Specifically, these software products target users of the MVS operating system, the Customer Information Control System communications subsystem and the IMS and DB2 database management systems. As a result, future sales of the Company's existing products and associated recurring maintenance revenues are dependent upon continued use of mainframes and their related systems software. In addition, because the Company's products operate in conjunction with IBM systems software, changes to IBM systems software may require the Company to adapt its products to these changes, and any inability to do so, or delays in doing so, may adversely affect the Company's business, financial condition and results of operations. Currently, TCP/IP is the communications protocol for the Internet and is being adopted by some organizations as the communications protocol for their client/server local area networks and wide area networks. This adoption has allowed IBM MVS mainframe computers to act as enterprise servers on such networks. The use of mainframes as enterprise servers is relatively new and still emerging. The Company's future financial performance will depend in large part on the acceptance and growth in the market for centralized network management. Adoption of another communications protocol on client/server networks could make TCP/IP communication not viable, which would undermine the demand for the Company's TCPaccess products, and have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Distributors and Strategic Relationships

     The Company's sales are primarily made through the Company's direct sales force and the Company's distributors in international markets. A former distributor of the Company's TCPaccess products in Italy, Selesta Integrazioni SRL ("Selesta"), has threatened legal action over the recent termination of Selesta as a distributor of the Company's TCPaccess products. The Company has also discontinued its existing distributor relationship with Selesta for the distribution of the Company's HARBOR products in Italy and Spain. The loss of, or a significant reduction in revenues from, the Company's distributors through which the Company sells its products could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if one of the Company's distributors declares bankruptcy, becomes insolvent, or is declared bankrupt before the distributor remits to the Company the payments for the Company's products, the Company may not be able to obtain the revenues to which it would be entitled for sales made by such distributor prior to the bankruptcy or insolvency proceeding. In addition, the Company's distributors generally offer other products and these distributors may give higher priority to sales of such other products.

     Alliance with Legato. In May 1996 the Company entered into a strategic marketing agreement with Legato. The Company has no historical relationship with Legato, and there can be no assurance that the Company will be able to sell its products through Legato.

      Alliance with Cisco. In January, 1997, the Company entered into a strategic alliance with Cisco pursuant to which Cisco and the Company agreed to cooperate to develop certain TCP/IP software that operates with Cisco products and to have Cisco sell such products. This alliance requires that the Company devote a substantial portion of the Company's software development resources and personnel to the development of such products, that the Company bundle a number of its existing products into the new Cisco products, that Cisco and Interlink jointly market the products, and that Cisco and Interlink share support obligations for customers of the products.

      To date, all of the Company's core technologies have been acquired and have not been developed internally. There can be no assurance that the software development can be completed successfully, in a timely manner, or at all. The alliance may divert the Company from developing other stand-alone products or enhancing existing stand-alone products to compete against IBM or others, allowing IBM or others to sell more advanced products to the Company's customer base prior to the availability of the new products beings developed with Cisco, which could result in loss of sales and maintenance revenue, which would have a material adverse effect on the Company's business, financial condition, and results of operations. Furthermore, the timing of software development cannot be predicted with accuracy, and the Company's software development efforts for the Cisco products will be subject to technological risks including the possibility that the software will not operate with Cisco's products in a manner acceptable to customers, that the software may not be compatible with customers' networks, that the bundling of the Company's software will result in unforeseen technical obstacles, that Cisco and the Company may disagree about the development objectives, or that competitors, including IBM, will develop competing products that make the jointly developed products obsolete. In addition, Cisco may not be successful in marketing the jointly developed software once the products are completed, and the Company is not guaranteed any minimum sales revenues from the alliance. Because the Company is not permitted to sell the jointly developed products independently of Cisco, the Company, after incurring the substantial costs of development and diversion of resources away from developing other products, may not receive sufficient revenues from Cisco sales, which would have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that Cisco will be successful in selling the jointly developed products or that the Company will receive any revenues from such products.

         The Company has no significant experience working with Cisco, and the alliance with Cisco is subject to all the risks inherent in such strategic relationships including the failure of the parties to meet their respective obligations under the terms of the alliance, the risk of loss of rights to important intellectual property either jointly developed in connection with the alliance or otherwise, and the risk of a dispute over key provisions of the alliance. There can be no assurance that the parties will meet their objectives under the terms of the alliance or that the Company will not lose control over its intellectual property. The failure of either the Company or Cisco to meet their obligations under the terms of the alliance would have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company is currently investing, and plans to continue to invest, significant resources to develop additional relationships, which investments could adversely affect the Company's operating margins. The Company believes that its success in penetrating markets for its products depends in large part on its ability to maintain these relationships, to cultivate additional relationships and to cultivate alternative relationships if distribution channels change. There can be no assurance that any distributor, system integrator or strategic partner will not discontinue its relationship with the Company, form competing arrangements with the Company's competitors, or dispute the Company's other strategic relationships.

New Products and Rapid Technological Change

     The markets for the Company's network transport products and systems management applications are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The Company believes that its future success will depend upon its ability to develop, manufacture and market products which meet changing user needs, to continue to enhance its products and to develop and introduce in a timely manner new products that take advantage of technological advances, keep pace with emerging industry standards, and address the increasingly sophisticated needs of its customers. There can be no assurance whether TCP/IP will continue to be accepted as a communications protocol on client/server networks. Furthermore, there can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product enhancements or new products, either independently or with strategic partners, that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of these products, or that any such new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. The Company's failure or inability to adapt its products to technological changes or to develop new products successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Fluctuations in Operating Results; Absence of Backlog; Seasonality

     The Company's operating results have historically been, and will continue to be, subject to quarterly fluctuations due to a variety of factors, including: expenditures on research and development, timely introduction, enhancement and market acceptance of new versions of the Company's products; seasonal customer demand; timing of significant orders; changes in the pricing policies by the Company or its competitors; anticipated and unanticipated decreases in average unit selling prices of the Company's products; increased competition; changes in the mix of the products sold and in the mix of sales by distribution channel; the gain or loss of significant customers; the introduction of new products or product enhancements by competitors; currency fluctuations; and the failure to anticipate changing customer product requirements. In addition, the impact of revenues, if any, from the Cisco alliance cannot be estimated at this time. The Company typically sells its products through a trial process to allow customers to evaluate the effectiveness of the Company's products before determining whether to proceed with broader deployment of such products. The Company's sales cycle, from the date the sales agent first contacts a prospective customer to the date a customer ultimately purchases the Company's product, is typically three to six months for the TCPaccess products and six to nine months for the HARBOR products. There can be no assurance however that the customers will purchase the Company's products after such trial period or that the Company's sales cycle will not lengthen, exposing it to the possibility of shortfalls in quarterly revenues, which could have a material adverse effect on the Company's business, financial condition or results of operations and cause results to vary from period to period. The Company's operating results will also be affected by general economic and other conditions affecting the timing of customer orders and capital spending, and order cancellations or rescheduling. Furthermore, it is possible that the Company's products may be found to be defective after the Company has already shipped in volume such products. There can be no assurance that defects in the Company's products or failures in the Company's product quality, performance and reliability, will not occur and such defects or failures will not have a material adverse effect on the Company's business, financial condition and results of operations. If such defects or failures occur, the Company could experience a decline in revenue, increased costs (including warranty expense and costs associated with customer support), delays in or cancellations or rescheduling of orders or shipments, and increased product returns, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Integration of Acquisition; History of Acquired Technologies

     The Company has only one year of operations on a combined basis with New Era, the developer of the HARBOR products, which the Company acquired in December 1995 in a purchase transaction. There can be no assurance that the Company will be successful in integrating the operations and personnel of New Era into its business, incorporating the HARBOR products and any other acquired technologies into its product lines, deriving significant future sales from the HARBOR products, establishing and maintaining uniform standards, controls, procedures and policies, avoiding the impairment of relationships with employees and customers as a result of changes in management, or overcoming other problems that may be encountered in connection with the integration of New Era. To the extent that the Company is unable to accomplish the foregoing, the Company's business, financial condition and results of operations would be materially adversely affected. The expansion of installed IOS/390 sites will provide increased sales opportunities for HARBOR and other Interlink applications.

     As the Company transitions to this model, there could be some impact on near-term business and a more gradual growth in overall Systems Management Applications. In addition, in order to sell the HARBOR product, the Company established a direct HARBOR sales channel in the U.S. and integrated the HARBOR product into its European sales channel. Given that lead time for closing a HARBOR sale can be as much as nine months, the ability of the Company to produce significant HARBOR product sales in future periods is highly dependent on the Company's success with these changes. If the Company is unsuccessful in such implementation, HARBOR product sales will likely not increase over the level of sales during the calendar year ended December 31, 1996, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Reliance on and Risks Associated with International Sales

     During the three months ended December 31, 1996 and 1995, 41% and 46%, respectively, of the Company's total revenues were derived from sales to international customers. The Company's international sales have been primarily to European markets, and sales are generally denominated in local currencies. The Company expects that international revenue will continue to represent a significant portion of its total revenue. The Company intends to enter into additional international markets and to continue to expand its operations outside of North America by expanding its direct sales force, adding distributors and pursuing additional strategic relationships which will require significant management attention and expenditure of significant financial resources. To the extent that the Company is unable to make additional international sales in a timely manner, the Company's growth, if any, in international revenues will be limited, and the Company's business, financial condition and results of operations would be materially adversely affected. Sales to international customers are subject to additional risks including longer receivables collection periods, greater difficulty in accounts receivable collection, failure of distributors to report sales of the Company's products, political and economic instability, nationalization, trade restrictions, the impact of possible recessionary environments in economies outside the United States, reduced protection for intellectual property rights in some countries, currency fluctuations and tariff regulations and requirements for export licenses. There can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Substantially all of the

Company's distribution and other agreements with international distributors require any dispute between the Company and any distributor to be settled by arbitration. Under these agreements, the party bringing the action, suit or claim is required to conduct the arbitration in the domicile of the defendant. The result is that, if the Company has a cause of action against a party, it may not be feasible for the Company to pursue such action, as arbitration in a foreign country could prove to be excessively costly and have a less certain outcome depending on the laws and customs in the foreign country. These international factors could have a material adverse effect on future sales of the Company's products to international end users and, consequently, the Company's business, financial condition and results of operations.

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

     While the Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that the Company will not receive future communications from third parties asserting that the Company's products infringe, or may infringe, on the proprietary rights of third parties. The Company was denied a trademark registration of the name "Interlink" based on the use of similar names by other companies in the computer industry. The Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segments grow and the functionalities of products in different industry segments overlap. Any such claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require the Company to develop non-infringing technology or enter into royalty or licensing agreements, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to develop non-infringing technology or license the infringed or similar technology, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claims could be time consuming, result in costly litigation, or lead the Company to enter into royalty or licensing agreements rather than litigating such claims on their merits. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The  Company's   license   agreements  with  customers   typically  contain
provisions designed to limit the Company's exposure to potential product liability claims. The limitation of liability provisions contained in such license agreements may not be effective under the laws of some jurisdictions, particularly if the Company in the future relies on "shrink wrap" licenses that are not signed by licensees. The Company's products are generally used to manage data critical to organizations, and as a result, the sale and support of products by the Company may entail the risk of product liability claims. A successful liability claim brought against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

Reliance on TCP/IP and Maintenance; Concentration of Product Sales

     During the three months ended December 31, 1996 and 1995, sales of the TCPaccess products, excluding maintenance and hardware, accounted for approximately 39% and 46%, and, including related maintenance and hardware, accounted for approximately 64% and 76%, respectively, of the Company's total revenues. Accordingly, the Company's operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of the TCPaccess products. A portion of the maintenance revenues are from historical customers of the Company's DECnet product. The Company no longer actively markets the DECnet product, and maintenance revenues from DECnet customers have declined each year since the fiscal year ended June 30, 1993, and are expected to continue to decline. The life cycles of the Company's products are difficult to estimate due in part to the effect of future product enhancements and competition. A decline in the demand for the Company's products as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Key Personnel

     The Company is highly dependent on the continued service of, and on its ability to attract and retain, qualified technical, sales, marketing and managerial personnel. While the Company intends to expand its field sales force, experienced field sales personnel in the Company's industry are in high demand and may not be attracted and retained on terms advantageous to the Company. Furthermore, there can be no assurance that the Company's efforts to expand its field sales force will be successful. The competition for qualified personnel in the software industry is intense, and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company has employment agreements with certain executive officers, but such agreements do not ensure their continued service to the Company or prevent their competition with the Company following a termination of employment. The Company does not maintain key man life insurance on the lives of its key employees.

Possible Volatility of Share Price

     There can be no assurance that the market price of the Company's Common Stock will not decline below the initial public offering price. The trading prices of the Company's Common Stock may be subject to wide fluctuations in response to a number of factors, including variations in operating results, alliances, changes in earnings estimates by securities analysts, announcements of extraordinary events such as litigation, alliances, or acquisitions, announcements of technological innovations or new products or new contracts by the Company or its competitors, announcements and reports about the declining number of mainframe computers shipped, press releases or reports of IBM or other competitors introducing competitive or substitute products, as well as general economic, political and market conditions. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

                           PART II: OTHER INFORMATION

ITEM 2.    Changes in Securities

           On December 12, 1996, the Company sold 622,000 shares of its Common Stock to Cisco for an aggregate purchase price of approximately $6.8 million. The sale of the shares of Common Stock to Cisco was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. Cisco represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and an appropriate legend was affixed to the share certificate issued in the transaction. Cisco had adequate public information about the Company.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibit 10.3           1996   Director  Stock  Option  Plan,
                                           as  amended, and  form  of  agreement
                                           thereto

           (b)      Exhibit 10.20          Stock purchase agreement between  the
                                           Company and Cisco dated  December 12,
                                           1996

           (c)      Exhibit 11.1           Statement  Regarding  Computation  of
                                           Net Income (Loss) Per Share

           (d)      Exhibit 27             Financia Data Schedule (EDGAR version
                                           only)

           (e)      Reports on Form 8-K    The  Company filed  a current  report
                                           on Form 8-K  on  December 16, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 1997              INTERLINK COMPUTER SCIENCES INC.
                                     AND SUBSIDIARIES
                                     (Registrant)



                                     By:  /s/Gloria M. Purdy
                                         ---------------------------------------
                                          Gloria M. Purdy
                                          Chief Financial Officer and Secretary