Form 10-Q
period 1997-03-31
INTERLINK COMPUTER SCIENCES INC
filed 1997-05-14
CIK 745597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

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

    7,386,810 shares of the registrant's Common stock, $0.001 par value, were outstanding as of May 1, 1997.

                        INTERLINK COMPUTER SCIENCES, INC.
                                AND SUBSIDIARIES

                                    CONTENTS

                                                                            Page
                                                                            ----
                          PART I: FINANCIAL INFORMATION

Item 1.       Financial Statements
                  Condensed Consolidated Balance Sheets:
                      March 31, 1997 and June 30, 1996.......................  4
                  Condensed Consolidated Statements of Operations:
                      Three and nine months ended March 31, 1997 and 1996....  5
                  Condensed Consolidated Statements of Cash Flows:
                      Nine months ended March 31, 1997 and 1996..............  6
                  Notes to Condensed Consolidated Financial Statements.......  7

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................ 11


                           PART II: OTHER INFORMATION

Item 1        Legal Proceedings.............................................. 27
Item 4        Submission of Matters to a Vote of Security Holders............ 27
Item 6        Exhibits and Reports on Form 8-K............................... 27

Signatures    ............................................................... 28

                          PART I: FINANCIAL INFORMATION

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         March 31,      June 30,
                                                         ---------      --------
                                                           1997          1996
                                                           ----          ----
                                                        (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .....................     $ 27,007      $  6,121
     Accounts receivable, net ......................       11,072         9,445
     Inventories ...................................        1,264           700
     Other current assets ..........................        2,253         2,876
                                                         --------      --------
         Total current assets ......................       41,596        19,142
Property and equipment, net ........................        1,619         1,281
Purchased software products ........................        2,203         2,893
Other non-current assets ...........................        2,341         2,609
                                                         --------      --------
         Total assets ..............................     $ 47,759      $ 25,925
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Bank line of credit ...........................         --           5,000
     Current portion of long-term debt .............     $    343         3,100
     Accounts payable ..............................        1,764         2,662
     Accrued liabilities ...........................        7,250         6,630
     Deferred maintenance and product revenue ......        7,601         8,121
                                                         --------      --------
         Total current liabilities .................       16,958        25,513
Long-term debt, less current portion ...............          831         2,892
Deferred maintenance revenue .......................        1,388         1,056
Other liabilities ..................................        1,080         1,049
                                                         --------      --------
     Total liabilities .............................       20,257        30,510
                                                         --------      --------
Commitments and contingencies (Note 5)
Preferred stock ....................................         --           6,310
Common stock .......................................       50,157        14,602
Cumulative translation adjustment ..................         (412)         (581)
Accumulated deficit ................................      (22,243)      (24,916)
                                                         --------      --------
     Total stockholders' equity (deficit) ..........       27,502        (4,585)
                                                         --------      --------
         Total liabilities and stockholders'
          equity (deficit) .........................     $ 47,759      $ 25,925
                                                         ========      ========

     See accompanying notes to condensed consolidated financial statements.


               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                   Three months ended      Nine months ended
                                                       March 31,              March 31,
                                                      (unaudited)            (unaudited)

                                                  -------------------------------------------
                                                    1997       1996        1997       1996
                                                  -------------------------------------------
Revenues:
      Product .................................   $  7,546   $  5,282    $ 18,338   $ 13,196
      Maintenance and consulting ..............      3,611      3,691      11,177     10,506
                                                  --------   --------    --------   --------
            Total revenues ....................     11,157      8,973      29,515     23,702
                                                  --------   --------    --------   --------

Cost of revenues:
      Product .................................        564        641       1,927      2,283
      Maintenance and consulting ..............      1,139      1,171       3,585      3,319
                                                  --------   --------    --------   --------
            Total cost of revenues ............      1,703      1,812       5,512      5,602
                                                  --------   --------    --------   --------

Gross profit ..................................      9,454      7,161      24,003     18,100

Operating expenses:
      Product development .....................      1,957      1,487       5,827      3,781
      Sales and marketing .....................      4,142      3,422      10,400      8,960
      General and administrative ..............      1,301      1,202       3,320      2,990
      Purchased research and development and
         product amortization .................        127        160         428     10,318
                                                  --------   --------    --------   --------
            Total operating expenses ..........      7,527      6,271      19,975     26,049
                                                  --------   --------    --------   --------

Operating income (loss) .......................      1,927        890       4,028     (7,949)

Interest and other income (expense), net ......        256       (261)        344       (220)
                                                  --------   --------    --------   --------

Income (loss) before provision for income taxes      2,183        629       4,372     (8,169)

Provision for (benefit from) income taxes .....        851        245       1,698       (146)
                                                  --------   --------    --------   --------

Net income (loss) .............................   $  1,332   $    384    $  2,674   ($ 8,023)
                                                  ========   ========    ========   ========

Net income (loss) per share ...................   $   0.16   $   0.08    $   0.36   $  (2.57)
                                                  ========   ========    ========   ========

Shares used in per share calculation ..........      8,331      5,016       7,348      3,125
                                                  ========   ========    ========   ========

     See accompanying notes to condensed consolidated financial statements.


               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                     Nine months ended March 31,
                                                                       1997            1996
                                                                       ----            ----
                                                                            (unaudited)
                                                                            -----------
Cash flows from operating activities:
     Net income (loss) .............................................   $  2,674    ($ 8,023)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
              Purchased research and development ...................       --        10,158
              Depreciation and amortization ........................      1,210         832
              Provision for excess and obsolete inventory ..........         30         218
              Provision  for (reduction in) doubtful accounts ......        (24)        200
              Exchange loss ........................................        311         104
              Deferred income taxes ................................       --          (923)
              Changes in operating assets and liabilities:
                  Accounts receivable ..............................     (1,926)        717
                  Inventories ......................................       (592)       (173)
                  Other assets .....................................      1,041         244
                  Accounts payable .................................       (868)       (901)
                  Accrued liabilities ..............................        747      (1,055)
                  Deferred maintenance and product revenue .........         (9)      1,873
                  Other liabilities ................................         48         271
                                                                       --------    --------
                      Net cash provided by operating activities ....      2,642       3,542
                                                                       --------    --------
Cash flows from investing activities:
     Acquisition of New Era, net of cash acquired ..................       --       (10,168)
     Proceeds from sale of available-for-sale securities ...........       --         2,525
     Acquisition of property and equipment .........................       (957)       (273)
     Capitalization of software development costs ..................       (183)       --
                                                                       --------    --------
                      Net cash used in investing activities ........     (1,140)     (7,916)
                                                                       --------    --------
Cash flows from financing activities:
     Proceeds from term loan .......................................       --         3,000
     Proceeds from bank line of credit .............................       --         5,000
     Payments on capital lease obligations .........................       (190)       (206)
     Payments on notes payable and other ...........................     (4,400)       (299)
     Payments on bank line of credit ...............................     (5,000)     (1,300)
     Proceeds from issuance of common stock, net ...................     29,265          31
                                                                       --------    --------
                      Net cash provided by financing activities ....     19,675       6,226
                                                                       --------    --------

                           Net increase in cash and cash equivalents     21,177       1,852

Effect of exchange rate changes on cash ............................       (291)        (90)
Cash and cash equivalents, beginning of period .....................      6,121       4,148
                                                                       --------    --------
Cash and cash equivalents, end of period ...........................   $ 27,007    $  5,910
                                                                       ========    ========


     See accompanying notes to condensed consolidated financial statements.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation:

The unaudited condensed consolidated financial statements included herein have been prepared by Interlink Computer Sciences, Inc. and its subsidiaries (collectively, the "Company") in accordance with generally accepted accounting principles and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company's June 30, 1996 audited consolidated financial statements as included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on August 15, 1996 (Reg. No. 333-05243). The consolidated results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending June 30, 1997. The June 30, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Inventories:

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories are principally comprised of finished goods at March 31, 1997 and June 30, 1996.

3.   Sale of Common Stock:

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

On January 27, 1997, the Company signed a definitive agreement with Cisco Systems, Inc. ("Cisco") regarding a strategic alliance to jointly develop and market Cisco IOS for S/390 ("S/390"), a software suite that extends Cisco's Internetwork Operating System (IOS) networking technologies to IBM and compatible MVS mainframes and mainframe applications. As part of the alliance, on December 12, 1996, Cisco purchased 622,000 newly-issued shares of the Company's Common Stock (approximately nine percent (9%) of the Company's then outstanding shares) for approximately $6.8 million.

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

5.   Contingencies

The Company and the Company's subsidiary in France are involved in a commercial dispute with a former Italian distributor ("Claimant") of the Company's TCPaccess products. The former distributor alleged in a letter sent to the Company that the Company had breached and unlawfully terminated the agreement pursuant to which the former distributor was appointed a distributor of the Company's products in Italy and asserted other related claims against the Company. The letter demanded the former distributor's reinstatement as a distributor, the execution of a written distribution agreement setting forth the distribution arrangements between the parties, and compensation in an unspecified amount to be paid to the former distributor for the harm that it has suffered. The Company's Canadian subsidiary, New Era Services Ltd., has also previously used the former distributor as a distributor of the HARBOR products in Italy pursuant to a separate agreement.

On January 27, 1997 the former distributor initiated a lawsuit in Milan, Italy against New Era Services Ltd., a Canadian company and wholly owned subsidiary of the Company, the Company, Interlink France S.A.R.L., a French company and wholly owned subsidiary of the Company and the Company's current distributor in Italy. The litigation is based on the Claimant's distribution of Company's HARBOR products pursuant to a distributor agreement with New Era, which pre-dates the Company's acquisition of New Era. The Company's distributor relationship with Claimant for the distribution of the Company's HARBOR products in Italy and Spain has terminated. This litigation does not involve the Company's TCPaccess products. Pursuant to Claimant's court documents, Claimant alleges damages for breach of contract and related tort claims in the amount of 2,500,000,000 Italian Lira (approximately $1,500,000) and requests that the defendants pay all expenses resulting from the litigation.

On March 12, 1997 the former distributor initiated a separate lawsuit in Alameda County, California against the Company, certain employees of the Company and the Company's current Italian distributor. The litigation is based upon alleged actions taken by the Company and certain employees of the Company. Pursuant to Claimant's complaint, Claimants allege various tort claims, including fraud, deceit, and unfair competition, in addition to statutory trade secret misappropriation, and breach of confidential relationship. Claimants request that the defendants pay compensatory damages in excess of $2,000,000, unspecified punitive damages, interest, attorneys' fees, and costs of the litigation. The Company believes it has meritorious defenses to these allegations and intends to defend the matters vigorously. No provision for any liability that may result upon resolution of these matters has been made in the financial statements. Should the Claimant prevail on such claims, the Company's business, financial condition and results of operations would be materially adversely affected.

6. Supplemental Cash Flow Disclosures (in thousands)
                                                            Nine months ended March 31,
                                                                 1997        1996
                                                                 ----        ----
Interest paid ..............................................   $    184   $    329
Income taxes paid ..........................................   $  1,848   $    228
Non cash transactions from financing activities:
    Conversion of preferred stock to common
         stock in connection with initial public offering ..   $  6,310       --
    Issuance of preferred and common stock warrants ........       --     $     67

    Acquisition of New Era
         Assets acquired, excluding cash ...................       --     $  2,330
         Liabilities assumed ...............................       --       (3,473)
         Purchased software products .......................       --        3,199
         Purchased research and development ................       --       10,158
         Notes payable issued to former New Era stockholders       --       (1,328)
         Accrued liabilities for acquisition costs .........       --         (403)
         Issuance of common stock warrants .................       --         (315)
                                                               --------   --------
               Net cash payments ...........................       --     $ 10,168
                                                               ========   ========

 7.   Subsequent Event

On April 23, 1997 the Board of Directors granted employees the right to convert certain outstanding stock options into option grants with an exercise price of $8.125 per share (the fair market value as of May 2, 1997, the date specified by the Board's authorization). The converted option grants vest on a date that is six months after the date such installment would have vested had the option not been amended by the employee exercising this conversion right. Approximately 260,000 stock options (having exercise prices ranging from $9.00 to $16.25) were repriced pursuant to this program.

8.   Recent Pronouncements

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

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share". This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. This statement is effective for the periods ending after December 15, 1997, including interim periods.

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

Overview

The Company offers a suite of high-performance, network transport products and systems management applications which efficiently transport, store and protect the integrity of mission-critical data and applications. The Company was incorporated in December 1985 and initially focused its products and development on providing interoperability between IBM mainframes and DECnet network environments. In 1990, the Company acquired the core technology of its TCPaccess suite of products. In December 1995 the Company acquired New Era Systems Services, Ltd. ("New Era"), the developer of the HARBOR products, a software product line providing enterprise systems management applications for client/server networks. This transaction was accounted for as a purchase. Prior to the acquisition, the Company distributed the HARBOR products in certain countries in Europe for more than one year. New Era is a wholly-owned subsidiary headquartered in Calgary, Alberta. In December 1996, the Company entered into a strategic alliance with Cisco to jointly develop a product based upon the Company's TCPaccess product and to be sold through Cisco's sales channels as S/390.

Results of Operations

The  following  table sets forth,  as a percentage  of total  revenues,  certain condensed consolidated statement of operations data for the periods indicated:
                                                                         Three months                      Nine months
                                                                        ended March 31,                   ended March 31
                                                                        ---------------                   --------------
                                                                     1997             1996              1997           1996
                                                                     ----             ----              ----           ----
Revenues:
     Product..................................................       67.6%            58.9%             62.1%            55.7%
     Maintenance and consulting...............................       32.4             41.1              37.9             44.3
                                                                     ----             ----              ----             ----
         Total revenues.......................................      100.0            100.0             100.0            100.0
                                                                    -----            -----             -----            -----

Cost of revenues:
     Product..................................................        5.1              7.1               6.5              9.6
     Maintenance and consulting...............................       10.2             13.1              12.2             14.0
                                                                     ----             ----              ----             ----
         Total cost of revenues...............................       15.3             20.2              18.7             23.6
                                                                     ----             ----              ----             ----

Gross profit..................................................       84.7             79.8              81.3             76.4

Operating expenses:
     Product development......................................       17.6             16.6              19.7             16.0
     Sales and marketing......................................       37.1             38.1              35.2             37.8
     General and administrative...............................       11.7             13.4              11.3             12.6
     Purchased research and development
         and product amortization..............................       1.1              1.8               1.5             43.5
                                                                      ---              ---               ---             ----
         Total operating expenses.............................       67.5             69.9              67.7            109.9
                                                                     ----             ----              ----            -----

Operating income (loss).......................................       17.2              9.9              13.6            (33.5)
Interest and other income (expense), net......................        2.3             (2.9)              1.2             (0.9)
                                                                     ----             -----             ----             ----
     Income (loss) before income taxes........................       19.5              7.0              14.8            (34.4)
Provision for (benefit from) income taxes.....................        7.6              2.7               5.8              (.6)
                                                                      ---              ---               ---              ----
     Net income (loss)........................................       11.9%             4.3%              9.0%           (33.8)%
                                                                     =====             ====              ====           =======

Cost of sales as a percentage of the related revenues:
     Product..................................................        7.5%            12.1%             10.5%            17.3%
     Maintenance and consulting...............................       31.5%            31.7%             32.1%            31.6%

As a result of the acquisition of New Era in December 1995, the Company's operating results for the nine months ended March 31, 1997 and 1996 are not directly comparable.

Revenues:

The Company's revenues are derived from product sales and related maintenance and consulting contracts. Product revenues are derived from software license fees and sales of related hardware to end users, resellers and distributors. The Company's sales cycle, from the date the sales agent first contacts a prospective customer to the date a customer ultimately purchases the Company's product, is typically three to six months for the TCPaccess products and six to nine months for the HARBOR products. Because licenses are noncancellable and do not impose significant obligations on the Company, the Company recognizes software license revenues upon completion of a trial period and receipt of a signed contract. Fees for service revenues are charged separately from the Company's product sales. The Company recognizes consulting revenues as services are accepted. The Company recognizes maintenance revenues ratably over the term of agreement. Maintenance agreements are typically one-year renewable contracts, pursuant to which, historically, a substantial majority of the

Company's maintenance agreements have been renewed upon expiration. There can be no assurance that customers will continue to renew expiring maintenance agreements at the historical rate. The Company no longer actively markets its DECnet product line. As a consequence, maintenance revenues from this product line may continue to decline in the future.

Total revenues were $11.2 million and $9.0 million for the three months ended March 31, 1997 and 1996, respectively, representing an increase of 24%. Total revenues were $29.5 million and $23.7 million for the nine months ended March 31, 1997 and 1996, respectively, representing an increase of 25%. Product sales were $7.5 million and $5.3 million for the three months ended March 31, 1997 and 1996, respectively, representing an increase of 42%. Product sales were $18.3 million and $13.2 million for the nine months ended March 31, 1997 and 1996, respectively, representing an increase of 39%. These increases were primarily due to an increase in average selling price of orders as well as an increase in revenues from HARBOR products. The Company recognized $2.0 million in product revenue for the pre-paid software licenses to Cisco for the nine months ended March 31, 1997. $1.0 million was recognized in each of the quarters ended December 31, 1996 and March 31, 1997. Maintenance and consulting revenues were $3.6 million and $3.7 million for the three months ended March 31, 1997 and 1996, respectively, representing an decrease of 3%. Maintenance and consulting revenues were $11.2 million and $10.5 million for the nine months ended March 31, 1997 and 1996, respectively, representing an increase of 7%. The increase in the nine months ended March 31, 1997 over the nine months ended March 31, 1996 was primarily due to an increase in the number of customers purchasing maintenance agreements. The decrease in the three months ended March 31, 1997 over the three months ended March 31, 1996 resulted principally from a decrease in maintenance revenues from the DECnet product line.

Cost of Revenues:

Product. Cost of revenues from product sales consists primarily of hardware, product media, documentation and packaging costs. Cost of revenues for product sales was $564,000 and $641,000, representing 8% and 12% of total product revenues for the three months ended March 31, 1997 and 1996, respectively. Cost of revenues for product sales was $1,927,000 and $2,283,000, representing 11% and 17% of total product revenues for the nine months ended March 31, 1997 and 1996, respectively. These percentage decreases were due to a reduction in third-party revenue and a decline in hardware revenue, which carry higher product costs as a percentage of their respective revenues.

Maintenance and Consulting. Cost of revenues from maintenance and consulting consists primarily of personnel related costs incurred in providing telephone support and software updates. Cost of revenues from maintenance and consulting was $1.1 million and $1.2 million, representing 32% of total maintenance and consulting revenues for the three months ended March 31, 1997 and 1996, respectively. Cost of revenues for maintenance and consulting was $3.6 million and $3.3 million, representing 32% of total maintenance and consulting revenues for the nine months ended March 31, 1997 and 1996, respectively. The absolute dollar increase in the nine month period comparison was due to staff additions as a result of the acquisition of New Era.

Operating Expenses:

Total operating expenses were $7.5 million and $6.3 million, representing 68% and 70% of total revenues for the three months ended March 31, 1997 and 1996, respectively. Total operating expenses were $20.0 million and $26.0 million, representing 68% and 110% of total revenues for the nine months ended March 31, 1997 and 1996, respectively.

Product Development. Product development expenses consist primarily of personnel related costs. Product development expenses were $2.0 million and $1.5 million, representing 18% and 17% of total revenues for the three months ended March 31, 1997 and 1996, respectively. Product development expenses were $5.8 million and $3.8 million, representing 20% and 16% of total revenues for the nine months ended March 31, 1997 and 1996, respectively. These increases in product development expenses resulted from the expansion of the Company's product line as a result of the acquisition of New Era and ongoing product development efforts.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, the fixed costs of worldwide sales offices, and promotional costs. The Company sells through its direct sales force, resellers and distributors. The direct channel produced 89% and 85% of product revenues for the three months ended March 31, 1997 and 1996, respectively, and 87% and 88% of product revenues for the nine months ended March 31, 1997 and 1996, respectively. Sales and marketing expenses were $4.1 million and $3.4 million, representing 37% and 38% of total revenues for the three months ending March 31, 1997 and 1996, respectively. Sales and marketing expenses were $10.4 million and $9.0 million, representing 35% and 38% of total revenues for the nine months ending March 31, 1997 and 1996, respectively. The increase in absolute dollars was a result of commissions on higher revenues.

General and Administrative. General and administrative expenses include personnel and other costs of the finance, human resources and administrative departments of the Company. General and administrative expenses were $1.3 million and $1.2 million, representing 12% and 13% of total revenues for the three months ended March 31, 1997 and 1996, respectively. General and administrative expenses were $3.3 million and $3.0 million, representing 11% and 13% of total revenues for the nine months ended March 31, 1997 and 1996, respectively.

Purchased Research and Development and Product Amortization. Purchased research and development and product amortization was $127,000 and $160,000, representing 1% and 2% of total revenues for the three months ended March 31, 1997 and 1996, respectively. Purchased research and development and product amortization was $428,000 and $10.3 million, representing 2% and 44% of total revenues for the nine months ended March 31, 1997 and 1996, respectively. The decrease for the nine month comparison relates to a one-time write-off of $10.2 million of purchased research and development related to the New Era acquisition in December 1995.

Interest and Other Income (Expense) Net. Net interest and other income (expense) was $256,000 and ($261,000) for the three months ended March 31, 1997 and 1996, respectively. Net interest and other income (expense) was $344,000 and ($220,000) for the nine months ended March 31, 1997 and 1996, respectively. The increase in interest income and decrease in interest expense was due primarily to a reduction of bank borrowings related to the New Era Acquisition and interest earned on funds received from the initial public offering and the Cisco minority equity purchase.

Provision for (Benefit from) Income Taxes. The income tax provision was $851,000 and $245,000 for the three months ended March 31, 1997 and 1996, respectively. The income tax provision (benefit) was $1,698,000 and ($146,000) for the nine months ended March 31, 1997 and 1996, respectively. The effective tax rate for both the three months and nine months ended March 31, 1997 was approximately 39%. Benefit from income taxes for the nine months ended March 31, 1996, included write-off of purchased research and development related to the acquisition of New Era and the recognition of the Company's deferred tax asset.

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

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share". This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. This statement is effective for the periods ending after December 15, 1997, including interim periods.

Liquidity and Capital Resources

Working capital increased at March 31, 1997 over that at March 31, 1996 primarily due to the proceeds from the initial public offering, proceeds from the equity investment from Cisco and net income.

For the nine months ended March 31, 1997, net cash provided by operating activities resulted primarily from net income, depreciation and amortization, increase in accrued liabilities and a decrease in other assets, partially offset by an increase in accounts receivable, an increase in inventories and a decrease in accounts payable. For the nine months ended March 31, 1996, net cash provided by operations resulted primarily from a write-off of purchased research and development, depreciation and amortization and an increase in deferred maintenance and product revenue, partially offset by a net loss, increase in deferred income taxes and a decrease in accounts payable and accrued liabilities.

For the nine months ended March 31, 1997, the Company's investing activities have consisted primarily of purchases of property and equipment. For the nine months ended March 31, 1996, the Company's investing activities consisted primarily of the acquisition of New Era and the redemption of available-for-sale securities.

Net cash provided by financing activities for the nine months ended March 31, 1997 consisted primarily of proceeds from the initial public offering and the equity investment by Cisco, partially offset by payments on the Company's bank line of credit and notes payable. For the nine months ended March 31, 1996, the Company's financing activities consisted of proceeds from a term loan and bank line of credit and payments on bank line of credit.

At March 31, 1997, the Company had $27.0 million in cash and cash equivalents and $24.6 million in working capital. The Company had $11.1 million in accounts receivable, net of allowance for doubtful accounts, and $9.0 million of unearned revenues, substantially all of which are expected to be earned over the 12 month period following March 31, 1997.

The Company believes that its current cash balance and its cash flow from operations, if any, will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control, and include the following:

Dependence on Strategic Relationships

Alliance with Cisco. In January 1997, the Company entered into a strategic alliance with Cisco pursuant to which Cisco and the Company agreed to cooperate to develop certain TCP/IP software (known as Cisco IOS for S/390 ("S/390")) that operates with Cisco products and to have Cisco sell such products. This alliance requires that the Company devote a substantial portion of the Company's software development resources and personnel to the development of such products, that the Company bundle a number of its existing products into the new Cisco products, that Cisco and Interlink jointly market the products, and that Cisco and Interlink share support obligations for customers of the products. The joint marketing of these products is currently the only manner in which these products are being marketed. This is a new marketing relationship for the Company which previously sold its products through its direct sales force and distributors. The Company does not know at this time what effect this marketing relationship will have on the sales cycle and on obtaining current sales information for planning purposes. In addition, customer price quotes are managed by Cisco.

To date, all of the Company's core technologies have been acquired and have not been developed internally. There can be no assurance that the Company's software development can be completed successfully, in a timely manner, or at all. The products being sold are being used in larger multi-sites than the Company's former TCPaccess product. This usage pattern requires greater investment by the Company to address compatibility, reliability and performance problems. In addition, the Cisco quality assurance process is stringent, and this process can create delays in delivery of new versions and enhancements. The alliance may divert the Company from developing other stand-alone products or enhancing existing stand-alone products which could result in loss of sales and maintenance revenue, which would have a material adverse effect on the Company's business, financial condition, and results of operations.

Furthermore, the timing of software development cannot be predicted with accuracy, and the Company's software development efforts for the Cisco products will be subject to technological risks including the possibility that the software will not operate with Cisco's products in a manner acceptable to customers, that the software may not be compatible with customers' networks, that the bundling of the Company's software will result in unforeseen technical obstacles, that Cisco and the Company may disagree about the development objectives, or that competitors, including International Business Machines Corporation ("IBM"), will develop competing products that make the jointly developed products obsolete. In addition, Cisco may not be successful in marketing the jointly developed software once the products are completed, and the Company is not guaranteed any minimum sales revenues from the alliance. Because the Company is not permitted to sell the jointly developed products independently of Cisco, the Company, after incurring the substantial costs of development and diversion of resources away from developing other products, may not receive sufficient revenues from Cisco sales, which would have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that Cisco will be successful in selling the jointly developed products or that the Company will receive any revenues from such products.

The Company has no significant experience working with Cisco, and the alliance with Cisco is subject to all the risks inherent in such strategic relationships including the failure of the parties to meet their respective obligations under the terms of the alliance, the risk of loss of rights to important intellectual property either jointly developed in connection with the alliance or otherwise, and the risk of a dispute over key provisions of the alliance. There can be no assurance that the parties will meet their objectives under the terms of the alliance. The failure of either the Company or Cisco to meet their obligations under the terms of the alliance would have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, either Cisco or the Company may terminate the relationship upon 90 days written notice.

The Company is currently investing, and plans to continue to invest, significant resources to develop additional strategic relationships, such investments could adversely affect the Company's operating margins. The Company believes that its success in penetrating markets for its products depends in large part on its ability to maintain these relationships, to cultivate additional relationships and to cultivate alternative relationships if distribution channels change. There can be no assurance that any distributor, system integrator or strategic partner will not discontinue its relationship with the Company, form competing arrangements with the Company's competitors, or disrupt the Company's other strategic relationships.

Alliance with Legato. In May 1996 the Company entered into a strategic marketing agreement with Legato. The Company has no historical relationship with Legato, and there can be no assurance that the Company will be able to sell its products through Legato.

Changes in Sales Structure; Continued Dependence on Distributors

Historically, the Company's sales were primarily made through the Company's direct sales force and the Company's distributors in some international markets. The Company has redirected its sales force in connection with the Cisco alliance so that the Company's sales force is working jointly to sell S/390. The Company's direct sales team is now selling through the Cisco sales channel. The sales force is also continuing to sell applications and other new products. This transition in the responsibilities of the direct sales force may not result in successful sales or a successful sales relationship with Cisco.

The loss of, or a significant reduction in revenues from, the Company's international distributors through which the Company sells certain of its products could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if one of the Company's distributors declares bankruptcy, becomes insolvent, or is declared bankrupt before the distributor remits to the Company the payments for the Company's products, the Company may not be able to obtain the revenues to which it would be entitled for sales made by such distributor prior to the bankruptcy or insolvency proceeding. In addition, the Company's distributors generally offer other products and these distributors may give higher priority to sales of such other products.

A former distributor of the Company's TCPaccess products in Italy, Selesta Integrazioni SRL ("Selesta"), has initiated legal actions over a distributor agreement and alleged actions taken by the Company and certain employees of the Company. Selesta has requested in excess of $3,500,000 in damages in two lawsuits filed in Milan, Italy and Alameda County, CA. No provision for any liability that may result upon resolution of these matters has been made in the financial statements. Should Selesta prevail on its claims, the Company's business, financial condition and results of operations would be materially adversely affected.

Dependence on Current Products

During the three months ended March 31, 1997 and 1996, sales of the TCPaccess products, excluding maintenance and hardware, accounted for approximately 45% and 42%, and, including related maintenance and hardware, accounted for approximately 71% and 64%, respectively, of the Company's total revenues. The Company's operating results have historically been significantly dependent upon sales of the TCPaccess products. A portion of the maintenance revenues are from historical customers of the Company's DECnet product. The Company no longer actively markets the DECnet product, and maintenance revenues from DECnet customers have declined each year since the fiscal year ended June 30, 1993, and are expected to continue to decline. The Company's operating results are expected to become increasingly dependent upon sales of the S/390 product jointly marketed with Cisco.

The Company cannot estimate with certainty the total number of potential sites where the S/390 product could be installed. The Company's business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements. In addition, the Company's future success depends upon the viability of the Internetwork Operating System ("IOS") market and the relationship with Cisco. The Company's operating results may be subject to substantial period-to-period fluctuations as a consequence of capital spending in the IOS market.

The Company has experienced difficulty in deriving significant sales from the HARBOR products since the acquisition of New Era and the HARBOR product line in December 1995. The Company's operating results are currently dependent upon continued HARBOR sales. Failure to maintain sales levels of the HARBOR products could adversely affect the Company's results of operations.

Reliance on IBM and Emergence of Mainframe as Enterprise Server

The Company's current software products and the S/390 product are designed for use with IBM and IBM-compatible mainframe computers. Specifically, these software products target users of the MVS operating system, the Customer Information Control System communications subsystem and the IMS and DB2 database management systems. As a result, future sales of the Company's existing products and associated recurring maintenance revenues are dependent upon continued use of mainframes and their related systems software. In addition, because the Company's products operate in conjunction with IBM systems software, changes to IBM systems software may require the Company to adapt its products to these changes, and any inability to do so, or delays in doing so, may adversely affect the Company's business, financial condition and results of operations. Currently, TCP/IP is the communications protocol for the Internet and is being adopted by some organizations as the communications protocol for their client/server local area networks and wide area networks. This adoption has allowed IBM MVS mainframe computers to act as enterprise servers on such networks. The use of mainframes as enterprise servers is relatively new and still emerging. The Company's future financial performance will depend in large part on the acceptance and growth in the market for centralized network management. Adoption of another communications protocol on client/server networks could make TCP/IP communication not viable, which would undermine the demand for the Company's TCPaccess and S/390 product, and have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

General. The market in which the Company operates is intensely competitive and is characterized by extreme price competition and rapid technological change. The competitive factors influencing the markets for the Company's products include product performance, price, reliability, features, scalability, interoperability across multiple platforms, adherence to industry standards, and the provision of support and maintenance services. The Company competes with a number of companies, principally IBM, that specialize in one or more of the Company's product lines, and such competitors may have greater financial, technical sales and marketing resources to devote to the development, promotion and sale of their products, and may have longer operating histories, greater name recognition, and greater market acceptance for their products and services compared to those of the Company. There can be no assurance that the Company's current competitors or any new market entrants will not develop networked systems management products or other technologies that offer significant performance, price or other advantages over the Company's technologies, the occurrence of which would have a material adverse effect on the Company's business, financial condition and results of operations.

Network Transport Products. The Company historically sold its TCPaccess suite of products principally to customers who had installed IBM mainframes using the MVS operating system. The Company and Cisco will begin jointly marketing with S/390 product. The Company's main competition for its TCPaccess products is IBM and that is expected to continue with the S/390 product. IBM sells TCP/IP and associated products for its MVS mainframe systems that compete directly with the S/390 product. IBM has continued to enhance the functionality and performance of its TCP/IP product In addition, IBM's OS/390 operating system, which includes TCP/IP communications software in a bundle of software provided to purchasers of OS/390, has been and is aggressively marketed by IBM, and the Company believes it has lost sales of the Company's TCPaccess products as a result and may lose sales of the S/390 product for the same reason. IBM has in some cases included and may continue to include its TCP/IP product in the bundle of software provided to purchasers of its OS/390 operating system without charge. The Company believes that any general reduction in price of the IBM TCP/IP products, or the widespread bundling of those products without charge in its OS/390 operating system, would make marketing of the S/390 product difficult which would have a material adverse effect on the Company's business, financial condition and results of operations.

System Management Applications. The primary competitors for the Company's HARBOR Backup and HARBOR Distributed Storage Server products are IBM and Storage
Technology. The Company's competition for the HARBOR Distribution product includes IBM, Novadigm, Inc. ("Novadigm") and Tangram Enterprises Solutions, Inc. IBM is aggressively marketing its ADSM backup product, which is included in the System View package on IBM's UNIX system, AIX. There can be no assurance that IBM will not include the ADSM backup products in a software "bundle" with the sale of its mainframe hardware systems. The bundling of competing software products with mainframe hardware systems could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also competes with a number of software vendors who develop and market products for UNIX and Windows NT operating systems. Although the Company recently signed a strategic marketing agreement with Legato, the Company is still a competitor of Legato in the storage management market. Competition from these companies could increase due to an expansion of their product lines or a change in their approaches to enterprise systems management or networking products. The bundling of network transport software with a network controller by these competitors could prevent the Company from selling S/390 to the customers of these competitors, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Key Personnel

The Company is highly dependent on the continued service of, and on its ability to attract and retain, qualified technical, sales, marketing and managerial personnel. The Company's Vice President of Sales has resigned effective June 30, 1997, and the Company has yet to fill the position of Vice President of Marketing. While the Company intends to fill these positions, experienced executive-level sales and marketing professionals in the Company's industry are in high demand and may not be attracted and retained on terms advantageous to the Company. The competition for qualified personnel in the software industry (including engineers skilled in MVS operating systems) is intense, and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company has employment agreements with certain executive officers, but such agreements do not ensure their continued service to the Company or prevent their competition with the Company following a termination of employment. The Company does not maintain key man life insurance on the lives of its key employees.

New TCP/IP Products and Rapid Technological Change

The markets for the Company's network transport products and systems management applications are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The Company believes that its future success will depend upon its ability to develop, manufacture and market products which meet changing user needs, to continue to enhance its products and to develop and introduce in a timely manner new products that take advantage of technological advances, keep pace with emerging industry standards, and address the increasingly sophisticated needs of its customers. There can be no assurance whether TCP/IP will continue to be accepted as a communications protocol on client/server networks. Furthermore, there can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product enhancements or new products, (including the S/390 product) either independently or with strategic partners, that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of these products, or that any such new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. The Company's failure or inability to adapt its products to technological changes or to develop new products successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

The introduction or announcement of products by the Company or one or more of its competitors, including, but not limited to IBM, embodying new technologies, or changes in customer requirements or the emergence of new industry standards and practices could render the Company's existing products obsolete and unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchasing the existing products of the Company or that the Company will successfully manage the transition from older products. Such deferment of purchases or inability to manage the transition of products could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the Company will successfully identify new product opportunities, develop and bring to market in a timely manner such new products, or that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete.

Product Errors; Product Liability

Software products as complex as those offered and being developed by the Company often contain undetected errors or failures when first introduced or as new versions are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company's customers may deploy its products. Accordingly, there can be no assurance that, despite testing by the Company, Cisco and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in lost revenues, loss of or delay in market acceptance and negative publicity about the Company and its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Fluctuations in Operating Results; Absence of Backlog; Seasonality

The Company's operating results have historically been subject to quarterly fluctuations due to a variety of factors. The impact of revenues, if any, from the Cisco alliance cannot be estimated at this time. The Company has typically sold its products through a trial process to allow customers to evaluate the effectiveness of the Company's products before determining whether to proceed with broader deployment of such products. The Company is not certain whether the S/390 product will require customer trials or what the trial process will be if one is required. The Company's sales cycle, from the date the sales agent first contacts a prospective customer to the date a customer ultimately purchases the Company's product, has typically been three to six months for the TCPaccess products and six to nine months for the HARBOR products. The sales cycle for the S/390 product has not been established due to lack of selling and revenue experience with the S/390 product. There can be no assurance that customers will purchase the Company's products after a trial period or that the Company's sales cycle will not lengthen, exposing it to the possibility of shortfalls in quarterly revenues, which could have a material adverse effect on the Company's business, financial condition or results of operations and cause results to vary from period to period. The Company's operating results will also be affected by the seasonality on fluctuations of Cisco sales of the S/390 product. The Company's operating results will also be affected by general economic and other conditions affecting the timing of customer orders and capital spending, and order cancellations or rescheduling.

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

The Company's business has historically experienced and is expected to continue to experience significant seasonality. The Company has had higher sales of its software products in the quarters ending in December and June and weaker sales in the quarters ending in September and March. The decrease in product revenues in the quarters ending in September is due to the international customer seasonal buying patterns. The quarters ending in March are historically weak due to government and large organization annual budgeting cycles. The impact of S/390 revenues, if any, on this pattern is not certain. This includes timing of different fiscal periods with Cisco. Due to the foregoing factors, quarterly revenue and operating results are likely to vary significantly in the future and period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarters the Company's revenue or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

Reliance on and Risks Associated with International Sales

During the three months ended March 31, 1997 and 1996, 34% and 41%, respectively, of the Company's total revenues were derived from sales to international customers. The Company's international sales have been primarily to European markets, and sales are generally denominated in local currencies. The Company expects that international revenue will decline as a percentage of total revenue but continue to represent a significant portion of its total revenue. Some of the Company's international subsidiaries have been restructured to act as resellers of the S/390 product. To the extent this restructuring is unsuccessful, the Company's results of operations could be adversely affected. Sales to international customers are subject to additional risks including longer receivables collection periods, greater difficulty in accounts receivable collection, failure of distributors to report sales of the Company's products, political and economic instability, nationalization, trade restrictions, the impact of possible recessionary environments in economies outside the United States, reduced protection for intellectual property rights in some countries, currency fluctuations and tariff regulations and requirements for export licenses. There can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Substantially all of the Company's distribution and other agreements with international distributors require any dispute between the Company and any distributor to be settled by arbitration. Under these agreements, the party bringing the action, suit or claim is required to conduct the arbitration in the domicile of the defendant. The result is that, if the Company has a cause of action against a party, it may not be feasible for the Company to pursue such action, as arbitration in a foreign country could prove to be excessively costly and have a less certain outcome depending on the laws and customs in the foreign country. These international factors could have a material adverse effect on future sales of the Company's products to international end users and, consequently, the Company's business, financial condition and results of operations.

Most of the Company's international sales are denominated in local currencies. The Company hasn't historically attempted to reduce the risk of currency fluctuations by hedging except in certain limited circumstances where the Company has held an account receivable expected to be outstanding for a period of at least 6 months. The Company may be disadvantaged with respect to its competitors operating in foreign countries by foreign currency exchange rate fluctuations that make the Company's products more expensive relative to those of local competitors. The Company may attempt to reduce these risks by continuing to hedge in certain limited transactions in the future. Accordingly, changes in the exchange rates or exchange controls may adversely affect the Company's results of operations. There can be no assurance that the Company's current or any future currency exchange strategy will be successful in avoiding exchange related losses or that any of the factors listed above will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

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

Possible Volatility of Share Price

There can be no assurance that the market price of the Company's Common Stock will not decline or remain below the initial public offering price. The trading prices of the Company's Common Stock may be subject to wide fluctuations in response to a number of factors, including variations in operating results, alliances, changes in earnings estimates by securities analysts, announcements of extraordinary events such as litigation, alliances, or acquisitions, announcements of technological innovations or new products or new contracts by the Company or its competitors, announcements and reports about the declining number of mainframe computers shipped, press releases or reports of IBM or other competitors introducing competitive or substitute products, as well as general economic, political and market conditions. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

                           PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings

         Incorporated by reference into Part II from the Notes to Condensed Consolidated Financial Statements provided in Part I hereto.


ITEM 4.  Submission of Matters to a Vote of Security Holders

         On March 6, 1997, the Company held an Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, Charles W. Jepson, Thomas H. Bredt, Ronald W. Braniff, D. Benedict Dulley, and Andrew J. Fillat were reelected to the Company's Board of Directors.

          Director             Votes For    Votes Against   Votes Abstaining
          --------             ----------   -------------   ----------------
          Ronald W. Braniff    4,098,136       112,000         2,863,113
          Thomas H. Bredt      4,098,136       112,000         2,863,113
          D. Benedict Dulley   4,097,840       112,296         2,863,113
          Andrew J. Fillat     4,098,136       112,000         2,863,113
          Charles W. Jepson    4,098,136       112,000         2,863,113


ITEM 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit 11.1         Statement Regarding Computation of Net Income
                                   (Loss) Per Share

          (b) Exhibit 27           Financial Data Schedule
                                   (EDGAR version only)

          (c) Reports on Form 8-K  The Company filed a current report on Form
                                   8-K on April 21, 1997 and May 1, 1997

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:         May 14, 1997          INTERLINK COMPUTER SCIENCES INC.
                                    AND SUBSIDIARIES
                                    (Registrant)



                                    By:  /s/ Gloria M. Purdy
                                         -------------------
                                         Gloria M. Purdy
                                         Chief Financial Officer and Secretary