Form 10-K
period 1997-06-30
INTERLINK COMPUTER SCIENCES INC
filed 1997-09-29
CIK 745597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
        [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                       OR
        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______
                         COMMISSION FILE NUMBER: 0-21077

                        INTERLINK COMPUTER SCIENCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                              94-2990567
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

                             47370 FREMONT BOULEVARD
                                FREMONT, CA 94538
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
                                  510-657-9800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]        No [ ]

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on August 31, 1997, as reported on the Nasdaq National Market was approximately $48.7 million. Shares of Common Stock held by each current executive officer and director and by each person who is known by the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of August 31, 1997, was 7,565,097.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 1997 Annual Stockholders Meeting are incorporated by reference in Part III hereof.


                                TABLE OF CONTENTS

ITEM                                                                                                PAGE

PART I.
Item 1.       Business.........................................................................        1
Item 2.       Properties.......................................................................       24
Item 3.       Legal Proceedings................................................................       24
Item 4.       Submission of Matters to a Vote of Security Holders..............................       25

PART II.
Item 5.       Market for Registrant's Common Equity and Related Stockholder
                 Matters.......................................................................       25
Item 6.       Selected Financial Data..........................................................       25
Item 7.       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.........................................................       28
Item 8.       Financial Statements and Supplementary Data......................................       36
Item 9.       Changes in and Disagreements with Accountant on Accounting and
                 Financial Disclosure..........................................................       62

PART III.
Item 10.      Directors and Executive Officers of the Registrant...............................       62
Item 11.      Executive Compensation...........................................................       62
Item 12.      Securities Ownership of Certain Beneficial Owners and Management.................       62
Item 13.      Certain Relationships and Related Transactions...................................       62

PART IV.
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................       62

SIGNATURE......................................................................................       68

ITEM 1.  BUSINESS

         The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this item under the heading "Risk Factors."

         Interlink Computer Sciences, Inc. ("Interlink" or the "Company") is a supplier of high-performance solutions for enterprise networked systems management. Interlink provides software and services which enable customers to use their IBM and IBM-compatible MVS mainframes as "enterprise servers" in distributed, heterogeneous client/server network environments. The Company's products and services enable customers to transport, access and manage mission-critical data and applications across distributed network environments. The Company develops and markets network transport products which provide for enterprise server TCP/IP connectivity, fault tolerance and network file transfer. Interlink also develops and markets systems management applications for network security, network backup, archive and restore, distribution of applications, data and software, network printing and other tools which expand the functionality of the enterprise server. Total revenues from network transport products totaled $27 million, $33 million and $36.5 million during fiscal years 1995, 1996 and

1997, respectively. Total revenues from the system management applications totaled $1.0 million and $3.3 million during fiscal years 1996 and 1997, respectively. On September 18, 1997, the Company acquired the NetLOCK technology from Hughes Aircraft Company ("Hughes"). NetLOCK is an end-to-end network security technology that authenticates and encrypts data and helps prevent security break-ins.

         As of June 30, 1997, the Company had approximately 1,330 customers worldwide. The Company markets and sells its software and services primarily through its direct sales organization in North America and Europe and, to a lesser extent, through resellers and international distributors.

INDUSTRY BACKGROUND

         Many large organizations depend on centralized mainframe computer systems to manage mission-critical software applications and to serve as the repository for essential business data. These systems, along with sophisticated systems management software, provide highly available computer processing resources, which are extremely reliable over extended periods of usage, are scaleable to accommodate a large number of users, and provide for secure processing and storage of large amounts of data.

         Recently, advances in hardware, software and networking technologies have led to the deployment of client/server systems, in which computing tasks are distributed throughout a network of computers. Organizations have adopted client/server networks to obtain the advantages inherent in distributed computing, such as independent local processing and storage of data, lower initial cost and efficient use of common software programs.

         Organizations are now seeking the technology to integrate mainframe computers into their client/server networks as "enterprise servers" which, like other servers on the client/server network, have a specialized purpose and function. Specifically, the enterprise server and the systems management applications associated with its use are capable of providing reliable and efficient systems management, data security, and distribution of data and applications. Improvements in the cost-effectiveness of mainframe systems have significantly increased the use of mainframe computers as enterprise servers.

         The integration of TCP/IP, an open systems transport protocol, with the IBM MVS mainframe operating system, enables the connection of centralized mainframes to distributed client/server networks on a peer-to-peer basis regardless of the hardware or software used on such networks. Organizations seeking distributed access to mainframe data, highly reliable computing resources, and leverage from existing investments in hardware, applications and training, have seen the integration of the enterprise server into the client/server network as a necessary evolution. Software applications which enhance the management of complex computing resources allow client/server networks to take advantage of the mainframe as an enterprise server. By recognizing this movement to "network-centric" computing and incorporating TCP/IP functionality in recent releases of the MVS operating system, IBM has also acknowledged the emergence of the mainframe as an enterprise server. Organizations now can take advantage of investments in mainframe computers and applications by leveraging these investments across the client/server network.

         Organizations implementing client/server computing environments which leverage the benefits of the enterprise server require rapid TCP/IP access and a new class of software solutions to enable these previously disparate computing environments to efficiently interoperate. At the network transport level, the speed, efficiency and reliability of a given transport solution can have a considerable impact on the effectiveness of the overall computing environment, particularly as the volume of data stored and accessed across the network increases. Organizations which implement high-performance, efficient network transport solutions are able to lower the computing burden on their enterprise servers and increase the potential to defer costly hardware upgrades. At the systems level, the complexity of networks with both centralized and distributed resources creates the need for robust applications to perform storage management, software distribution and output management. Customers thus require both high-performance network transport products and systems management applications to transport, store and protect critical data and applications. Furthermore, users require a high level of customer service and support as they strive to leverage the advantages of both centralized and distributed architectures in a single seamless network.

THE INTERLINK SOLUTION

         Interlink's products enable MVS mainframes to function as enterprise servers in client/server environments. The Company offers a suite of high-performance network transport products and systems management applications which efficiently transport, store and protect the integrity of mission-critical data and applications. By providing both network transport products and systems management applications as a single solution, the Company enhances the customer's ability to manage complex computing resources. The Company believes its high level of customer service and technical support form a key component of its enterprise networked systems management solution by addressing the customer's need to integrate the enterprise server with complex, heterogeneous client/server networks. With over ten years of experience in the enterprise networked systems management industry, Interlink provides networking solutions that build upon its expertise in the integration of the MVS operating system with TCP/IP and its reputation for high-performance, efficient products.

         The Company's principal network transport products, Cisco IOS for S/390 ("IOS/390") and TCPaccess, integrate the MVS enterprise server into client/server networks using open systems TCP/IP protocols. The Company's systems management applications have been refocused on management and control of the data center including back-up data from, distribute software to, and allow printing across the clients and servers on the network, which expands the functionality of the enterprise server. The Company is also developing the NetLOCK technology, the end-to-end network security technology it recently acquired from Hughes.

STRATEGY

         Interlink's   objective   is  to  become  the   leading   supplier   of
high-performance solutions for management and control of the data center. Key elements of the Company's strategy include:

         Expand Functionality of the Enterprise Server. Interlink seeks to enable customers to leverage the benefits of the enterprise server by integrating it into client/server networks and by optimizing the utilization of powerful existing computing resources. The Company's approach to providing integrated enterprise server-to-network connectivity and systems management solutions is to develop, market and support a suite of products that collectively address the needs of the data center, including security, configuration and administration, problem and performance management, information management and printing services. To further address the needs of the enterprise networked systems management market the Company is developing NetLOCK and intends to continue to upgrade and enhance its existing product line.

         Capitalize on Sales Opportunities. The Company plans to expand its sales force and dedicate additional resources to capitalize on new sales opportunities resulting from its acquisition of NetLOCK. The Company intends to pursue cross-sell opportunities by leveraging its existing customer base of approximately 1,075 TCPaccess, 216 HARBOR and 485 DECnet licenses.

         Employ Consultative Sales Approach. The Company intends to develop and maintain strong customer relationships by leveraging the broad range of expertise of its consultative sales force to address the complexity of network solutions. This expertise includes knowledge of mainframes, numerous server operating systems, TCP/IP, security, networking technologies and a variety of third-party software products. The Company seeks to provide comprehensive solutions to its customers by examining their current network architectures and system problems and by configuring solutions that best leverage the use of enterprise servers and other existing computing resources. The Company believes that providing a comprehensive solution, using both Interlink and complementary third-party products, builds long-term customer relationships and facilitates future add-on sales efforts.

         Differentiate Through Superior Customer Support. To support customers that have implemented complex networks to manage mission-critical applications and data, the Company provides for local-language customer service and technical support for both domestic and international customers. This support includes 24-hour, 7 day worldwide telephone support, on-site problem resolution, and comprehensive consulting and training. The Company believes that this high level of customer support not only differentiates its solution but also provides insight into customer needs which influences the Company's future product development efforts.

         Leverage Strategic Relationships. The Company expects to leverage strategic marketing and development relationships in order to provide a complete solution to its customers' evolving network systems management needs. The Company has entered into an alliance with Cisco Systems in January 1997 to jointly market a software suite that extends multi-protocol networking for MVS mainframes. In addition, the Company is a member of the IBM S/390 Partners in Development group, which provides the Company advance notification of developments in the MVS operating system.

PRODUCTS

         The Company's principal software products include network transport products and systems management applications. The Company's network transport products provide the communication infrastructure between distributed client/server networks and the enterprise server. Interlink's systems management applications allow centralized management of applications and data across distributed systems. The following table summarizes the Company's software products and their principal functions:


              Product Name                              Description

      Network Transport Products

      IOS/390 and TCPaccess           Provides TCP/IP networking  protocols that
                                      allow MVS mainframes to communicate with clients and servers.

      TCPaccess Fault  Tolerant       TCPaccess  enhanced to provide  redundancy
                                      to achieve high levels of reliability in networks with multiple paths.

      SNS/NFS Allows the enterprise server to act as a file server in Network File System ("NFS") environments.

      Systems Management Applications

      HARBOR Backup                   Efficiently  backs up and restores data on
                                      client/server networks to an enterprise server.

      HARBOR Distribution             Manages   cataloging,    installing,   and
                                      up-grading of applications, data files and software packages across the enterprise.

      Enterprise Print Services       Manages the printing of enterprise  server
                                      applications to network printers.

      CICS Programmers Toolkit        Simplifies the development of applications
                                      for   the   CICS    on-line    transaction
                                      processing   environment   across   TCP/IP
                                      networks.




                           Network Transport Products

         The Company's network transport products, including its IOS/390 and TCPaccess products, enable peer-to-peer communication and processing between enterprise servers and heterogeneous network systems. The IOS/390 and TCPaccess products operate with all IBM System/370 and System/390 and compatible enterprise servers operating on essentially all MVS operating systems. The network transport products include a base module and several optional modules. For the last fiscal year, a typical sale of the Company's network transport products ranged from $30,000 to $150,000 per enterprise server, based on its size and customer location.

         IOS/390 and TCPaccess. IOS/390 and TCPaccess provides TCP/IP protocols and common applications such as file transfer, terminal access, electronic mail and system management. IOS/390 and TCPaccess is manageable from remote Simple Network Management Protocol ("SNMP") management stations through the SNMP agent contained in the product.

         IOS/390 and TCPaccess includes an Application Programmer Interface ("API") which allows customers to easily write interfaces to applications.

         TCPaccess Fault Tolerant. TCPaccess Fault Tolerant helps ensure continuous operations for mission-critical production environments and allows user sessions to continue across hardware failures and routing changes by quickly re-establishing failed connections. This optional product is contained within IOS/390 and TCPaccess, and is enabled with a software key.

         SNS/NFS. SNS/NFS enables LAN clients that support the NFS model to transparently access the wide variety of file types on the enterprise server. SNS/NFS gives LAN users the ability to access remote MVS datasets as if they were local.

Systems Management Applications

         The Company's systems management applications provide centralized backup, restore, distribution and output management. Following commercialization, NetLOCK, the end-to-end network security product that Interlink recently acquired from Hughes, will enhance the Company's systems management applications product line. For the last fiscal year, a typical initial sale of the Company's systems management applications ranged from $15,000 to $75,000, based on the number of servers and clients as well as the customer's location.

         HARBOR Backup. HARBOR Backup provides reliable, centralized backup and restore for distributed environments. This product efficiently backs up data stored on clients and servers to the enterprise server. HARBOR Backup features a file redundancy checker to scan for identical files to avoid duplicative data movement, a consolidation routine to ensure that a full backup of a server or client need only be done once, and exclusion rules to eliminate backing up temporary or system files that would not need to be restored in the event of loss.

         HARBOR Distribution. HARBOR Distribution offers management of applications, data files and software packages across the enterprise. HARBOR Distribution enables administrators to catalog, install, upgrade and de-install applications, data files and software packages for all clients and servers. By using HARBOR Distribution, customers can eliminate repetitive installation and upgrade procedures through enterprise level automation. HARBOR Distribution updates all clients and servers with the most recent application release, before application processing resumes, and reports the inventory of software for each client and server on the system. A distributed LAN server can be used to store files for later delivery to client systems, substantially reducing delivery times, especially over WANs.

         Enterprise Print Services. Enterprise Print Services ("EPS") manages the printing of enterprise server applications to network printers. Each printing resource in the enterprise can be utilized from other environments. EPS resides on the enterprise server, providing bi-directional access from applications in one environment to printers in the other.

         CICS Programmers Toolkit. CICS Programmers Toolkit simplifies the task of developing applications for the CICS on-line transaction processing environment that communicate with peer applications in the TCP/IP environment. Key features of the product include: an easy-to-use API and tools that allow for more rapid development of applications; efficient operation allowing higher transaction volumes; and a powerful administrator interface allowing product configuration, operation and debugging in real-time without adversely affecting on-line applications.

Other Products

         The Company sells a network controller which is the physical hardware connection between the enterprise server and the network. This product, manufactured by Bus-Tech, is generally sold with the Company's TCPaccess products. The list price of the current network controller ranges from $17,000 to $48,000. Sales of network controllers accounted for 15% and 11% of total revenues in the fiscal years ended June 30, 1996 and 1997, respectively. The Company's DECnet products provide networking protocols that allow MVS and VM mainframes to communicate with devices using the DECnet protocol. Although the Company no longer actively markets this product, the Company derives substantial maintenance revenues from the DECnet installed customer base. In addition, the Company has a reseller agreement with Cisco to resell the Cisco 7500 router family.

SALES, MARKETING AND CUSTOMER SUPPORT

         The Company markets and sells its software and services primarily through its direct sales organization and, to a lesser extent, through resellers and international distributors. The Company intends to develop and maintain strong customer relations by leveraging the broad range of expertise of its consultative sales force to address the complexity of network solutions. The Company's large national and multinational customers require a highly consultative sales approach and specialized account management due to the technical complexities of their network environments, their geographically dispersed installations, systems management needs and centralized decision making processes. The sales process normally requires a customer trial, which is managed by the Company's local technical systems engineers to aid the customer in planning and selecting their enterprise products. The Company believes that its consultative sales approach provides it with valuable customer feedback which the Company uses to direct product development. The Company facilitates leasing through various independent leasing companies for its customers who prefer monthly payment arrangements, usually over a term of 36 months. As of June 30, 1997, the Company employed 80 persons in sales, marketing, customer support, and consulting. For the fiscal years ending June 30, 1996 and 1997, 46% and 50%, respectively, of the Company's product revenues were derived from international sales and 89% and 83%, respectively, of the Company's product revenues were derived from direct sales.

Sales

         Direct Sales. The Company's sales organization consists of a staff of software sales professionals based in field sales offices. As of June 30, 1997, the Company's direct sales force included 20 account executives and 20 technical pre-sales systems engineers. Field offices are staffed by both sales and technical pre-sales systems engineers who are located in Atlanta, Chicago, Dallas, Denver, Iselin, Reston, San Francisco and Washington, D.C. The international sales organization has offices in Calgary, Koln, London, Madrid, Paris and Zurich.

         Strategic Alliance with Cisco. In January 1997 the Company entered into a strategic alliance with Cisco Systems, Inc. ("Cisco") pursuant to which Cisco and the Company agreed to cooperate to develop certain TCP/IP software known as Cisco IOS for S/390 ("IOS/390"). Although Interlink is an authorized reseller of the IOS/390 product, which has been available since May 13, 1997, the Company continues to independently market and sell IOS/390 and TCPaccess. Support for the IOS/390 sold through Cisco, Cisco's direct sales and reseller channels is provided by Cisco.

         Indirect Distribution Channels. The Company currently has a reseller relationship with Hitachi Data Systems Corp., which distributes the Company's products in North America. The Company also sells through international distributors that provide pre-and post-sale local-language support in Australia, Belgium, Brazil, Denmark, Finland, Holland, Italy, Japan, Norway, the Philippines, Singapore, South Africa, Sweden and Venezuela.

Marketing

         In support of its direct and indirect sales, the Company conducts marketing programs to position and promote its products and services. Marketing personnel engage in a wide variety of activities to support the distribution channels, including direct mail, advertising, seminars, public relations and trade shows. In addition, the marketing department also conducts sales and product training seminars for both the Company's internal sales force and those of its channel partners. The marketing organization also has a leading role in product marketing activities, including product management, competitive positioning and long term product direction.

Customer Support

         For the fiscal years ended June 30, 1996 and 1997, 42% and 37%, respectively, of the Company's total revenues were derived from maintenance and consulting. The Company offers an annual maintenance program to its licensees through its own support organization that includes product updates and post-sales telephone, electronic mail, Internet and fax hotline support. The price for annual maintenance for network transport products is typically 15% to 18% of the product price. The price for annual maintenance for HARBOR products is typically about 12% of the product price. The Company also offers installation and training services on a fee basis to assist customers in deploying enterprise wide applications utilizing the Company's products. Training is offered at the Company's in-house facilities or at the customers' site. The Company's distributors and resellers also offer first level customer support to their end users, while relying on the Company for any additional support as needed. Because the Company's customers depend on the Company's products to transport, store and protect critical data, the Company believes its ability to provide a high level of customer service and technical support is important to its marketing efforts and to the building of long-term customer relationships.


CUSTOMERS

         As of June 30, 1997, the Company had approximately 1,330 customers, with no single customer accounting for more than 5% of the Company's net revenues in any of the last three fiscal years.

Communications            Energy/Utilities             Government                    Services
--------------            ----------------             ----------                    --------
BellSouth                 BOC Gases                    Internal Revenue Svc.         Comdisco
Nynex                     Boston Gas                   Bureau of Reclamation.        Debis (Daimier Benz)
Pacific Telecom           British Gas                  SEC                           Dun & Bradstreet
Telecom Eirann            Florida Power & Light        U.S. Dept. of State           Lexis-Nexis
Telecomm Italia           National Grid                U.S. Dept of Justice          Reuters
U.S. Sprint               National Power               U.S. Postal Service
Williams                  Powergen                     FBI
                          Severn Trent                 Serinf                        Manufacturing
                          South Wales Electric         Serpro                        -------------
Consumer/Retail           Southern CA Edison                                         Air Prod. & Chemicals
---------------           Vertix                                                     Apple Computers
Argos                                                  Health Care                   Boeing
Estee Lauder                                           -----------                   Caterpillar
Federated Systems         Financial Services           Blue Cross/Blue Shield        Consolid. Freightways
Giant Foods               ------------------           CHU Nancy Hosp. Gen.          Ford
J. Crew Group             Alberta Treat.Branches       Cox Medical System            Mercedes Benz
Johnson & Johnson         Banco Imperio                Vision Service Plan           McDonnel Douglas
Publix SuperMarkets       Bank for Int'l Settlem.                                    Otis Elevator
Quaker Oats               Bank of Montreal                                           Rolls-Royce
Sara Lee                  Barclays                     Insurance                     Sollac
Sherwin-Williams          Commerzbank                  ---------                     Sony
Tandy                     Edward D. Jones              Allstate
                          Mastercard Int'l             Abby Life
                          Republic Natl. Bank          Kemper Insurance
                          SKA Credit Suisse            Macif
                          Wells Fargo                  NW Mutual Life
                          Caixa Econ. Fed.             State Farm

TECHNOLOGY

         The Company's core technologies are the basis for its enterprise networked systems management products. These technologies allow for the expansion of existing products and addition of new products to the Company's systems management architecture.

Network Transport Products

         The IOS/390 and TCPaccess product line, the Company's principal network transport products, was developed within an application architecture consisting of key components which provide high-performance, efficient operation, rapid development, reusable code and improved maintainability. These key components are: (i) TCP/IP Base; (ii) TCP/IP APIs; (iii) TCP/IP Applications; and (iv) IFS Architecture.

         TCP/IP Base. The TCP/IP base technology incorporates a high speed, efficient transport protocol implementation which allows client/server applications to communicate using TCP/IP. This software product is a multi-layered communications module with two basic functions: (i) communicating via drivers with the LAN controller devices to provide physical network connectivity; and (ii) implementing protocols to establish interoperability between TCP/IP environments and the enterprise server. Included within the base technology are fault tolerant features enabled when the customer purchases TCPaccess Fault Tolerant. This fault tolerant technology allows TCP/IP to recover automatically from hardware problems in the network to preserve the sessions between the enterprise server and remote TCP/IP systems. All portions of IOS/390 and TCPaccess critical to high performance and efficient operation are written in assembler language. The base technology was architected and implemented natively in MVS for the enterprise server environment. Use of technology porting was minimized to ensure optimum performance and efficiency. The technology is developed in accordance with Requests for Comments governed by the Internet Engineering Task Force, and the Company's personnel participate in the standards development process for key TCP/IP standards.

         TCP/IP Application Programming Interfaces. IOS/390 and TCPaccess contain an API layer to allow independent software vendors ("ISVs") and the Company's customers to use the TCP/IP technology to develop client/server applications. A variety of industry standard APIs are provided, including BSD sockets, X/Open Transport Interface and Sun/ONC RPC/XDR. All of the APIs in IOS/390 and TCPaccess were architected and designed specifically for the enterprise server environment to deliver high performance and efficient operation for ISV and customer applications.

         TCP/IP Applications. Certain TCP/IP applications such as file transfer protocol and tn3270 terminal access are implemented in the same address space as the TCP/IP base technology. This architecture, in which key servers are in the same address space, enhances the performance and efficiency of these important services. The TCP/IP base and application services are implemented as threads within a multi-threaded environment provided as part of the base connectivity technology. The use of threading technology provides scalability and permits large numbers and applications to be supported in IOS/390 and TCPaccess.

         IFS Architecture. IFS Architecture ("IFS") is proprietary enterprise server software that provides for rapid development of systems management applications within the enterprise server environment. IOS/390 and TCPaccess are an IFS application. Components of IOS/390 and TCPaccess execute within IFS as separate processes (e.g., TCP/IP protocol stack, API, domain name resolver, SNMP agent and others). IFS is written in assembler language for high performance and low CPU resource usage. Applications developed in IFS can span threads, processes and address spaces, providing location transparency to developers to simplify and speed the development of software. IFS also provides common system-level services for IFS application developers. IFS significantly reduces the time required to create new IOS/390 and

TCPaccess applications.

Systems Management Applications

         The Company completed its acquisition of the NetLOCK network security technology on September 18, 1997. The NetLOCK technology represents a class of security solutions being developed for enterprise-wide, end-to-end protection of confidential information on the network. The NetLOCK solution enables businesses to extend their networks to more users over a wide variety of LAN and WAN technologies and public data network services.

         NetLOCK network security software when completed will provide peer-to-peer, device level authentication; a selection of strong encryption algorithms (US and International versions); data integrity verification; and data that is used to identify security attacks. The Company anticipates that the NetLOCK product line will also deliver a set of features that will simplify security administration while improving the overall reliability of security policy implementations. The NetLOCK software is being developed to run on UNIX, Windows NT, WIN95 and other major platforms, and communicates transparently over all LANs and WANs using TCP/IP and ultimately on the MVS platform in future releases.

         The HARBOR products were developed within an application architecture consisting of key components which provide high-performance, efficient operation, rapid development, reusable code, portable code and improved maintainability. These key components are: (i) HARBOR Transport Services; (ii) HARBOR Transport Gateway; (iii) HARBOR Multi-System Platform; (iv) HARBOR Policy Database; and (v) HARBOR Client User Interface.

         HARBOR Transport Services. The HARBOR Transport Services is proprietary networking middleware software that connects a large variety of clients, servers, and networks in a customer's distributed system. HARBOR Backup, HARBOR Distribution, HARBOR Transport Gateway and HARBOR Distributed Storage Server all make use of HARBOR Transport Services. The technology enables HARBOR developers to use one programming interface for network access, regardless of the underlying transport protocol, shielding them from the issues and difficulties that can be encountered in programming to individual network transport protocol interfaces. HARBOR Transport Services can automatically recover from network failures, including retrying operations over an alternate protocol, transparently to the application. This single networking API, and other APIs within HARBOR Transport Services, are key to being able to develop portable networked systems management applications on a variety of common client/server platforms.

         HARBOR Transport Gateway. The HARBOR Transport Gateway is an application built upon the HARBOR Transport Services which connects a large variety of clients, servers and networks in a customer's distributed system. This technology provides transparent conversion between LAN/WAN transport protocols including TCP/IP, APPC, 3270, IPX/SPX, Asynch and others. The HARBOR Transport Gateway permits a customer to utilize two or more dissimilar network transport protocols in their environment, with the gateway performing the mapping of HARBOR application data streams from one transport to another.

         HARBOR Multi-System Platform. The HARBOR Multi-System Platform ("MSP") is proprietary enterprise server software that permits rapid development of applications within the HARBOR environment. The HARBOR Backup and HARBOR Distribution products are MSP applications. Applications developed in MSP can span threads, processes, address spaces and machines, providing location transparency to developers to simplify and speed development of software. The support within MSP for threading is a key to providing scalability, performance and efficiency for HARBOR applications. MSP also provides common system-level services for HARBOR software developers.

PRODUCT DEVELOPMENT

         The Company has made substantial investments in research and development to produce high-performance network transport products and systems management applications. As of June 30, 1997, the Company's research and development and quality assurance organization consisted of 58 employees. The Company intends to enhance its existing product offerings and to introduce additional products for the enterprise networked systems management market. The Company uses standard product development methodologies in the design and development of its products to ensure efficiency in development and high product quality. In addition, the Company solicits input from its customers to gain insight into their specific network requirements, enabling the research and development staff to enhance existing products and create new products to suit the market. The Company designs its products to be portable and adaptable to new client/server hardware and software environments. Interlink uses software development tools such as configuration management, code testing, and performance monitoring to aid in this development. The Company out sources its host computing resource requirements for cost effectiveness and efficiency. To date, most of the Company's core technologies for its network transport products and systems management applications have been acquired and have not been developed internally. While the Company expects that certain of its new products will be developed internally, the Company may also, based on timing and cost considerations, acquire technology and products.

         The Company has completed the development of TCPaccess Version 4.1, which supports MVS open edition APIs. The Company intends to develop additional versions to provide increased performance, efficiency and scalability. In addition, the Company acquired certain network security technology, known as NetLOCK, from Hughes on September 18, 1997, and will be developing this technology for commercialization. There can be no assurance that the Company's new or enhanced products will be timely developed, or at all, and even if developed, that such products will achieve market acceptance.

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

         Network Transport Products. The Company sells its IOS/390 and TCPaccess suite of products principally to customers who have installed IBM mainframes using the MVS operating system. The Company's main competition for its IOS/390 and TCPaccess products is IBM. IBM sells TCP/IP and associated products for its MVS mainframe systems that compete directly with the Company's IOS/390 and TCPaccess product line. IBM has continued to enhance the functionality and performance of its TCP/IP product, which enhancements may require the Company to update its IOS/390 and TCPaccess product to remain competitive. There can be no assurance that the Company will be able to make the improvements in its IOS/390 and TCPaccess products necessary to remain competitive with IBM or that any such improvements by IBM would not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, IBM includes TCP/IP communications software in a bundle of software provided to purchasers of their OS/390 operating system. An IBM customer can request to have the IBM TCP/IP product removed from the software bundle provided by IBM and thereby reduce the purchase price of the system purchased. The reduction in the purchase price related to the exclusion of IBM's TCP/IP for MVS product from its software bundle, in certain model groups, is substantially lower than the price the customer would have to pay to purchase the Company's corresponding IOS/390 and TCPaccess products. Because in IBM model groups IBM's TCP/IP product is less expensive to purchase than the Company's corresponding IOS/390 and TCPaccess products in the same model groups, there could be substantial erosion of the Company's margins if the Company reduces the price of its IOS/390 and TCPaccess products in order to compete against IBM, which erosion would have a material adverse effect on the Company's business, financial condition and results of operations. Also, IBM could in the future decide to include its TCP/IP product in the bundle of software provided to purchasers of its OS/390 operating system without charge. The Company believes that any reduction in price of the IBM TCP/IP products, or the bundling of those products without charge in its OS/390 operating system, would require the Company to either reduce the prices of its IOS/390 and TCPaccess products or substantially increase sales and marketing expenses, or both, in order to continue to sell its IOS/390 and TCPaccess products, which actions would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if IBM were to develop or design its OS/390 operating system or other products so that its TCP/IP product cannot be removed, customers who otherwise would have been inclined to purchase the Company's IOS/390 and TCPaccess products may not do so, which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company derives a substantial portion of its revenues from maintenance agreements with its IOS/390 and TCPaccess customers. If the Company sells fewer IOS/390 and TCPaccess products, either due to competition from IBM or otherwise, the Company's maintenance revenues would be reduced, which would have a material adverse effect on the Company's business, financial condition and results of operations. If IBM reduces the combined price of its TCP/IP products and maintenance, IBM's combined price for its TCP/IP products and maintenance would be more price competitive with the Company's product line, and the Company's product and maintenance revenues would be adversely affected. The Company also competes with IBM and Apertus, in the network controller market, where the Company resells the network controllers manufactured by Bus-Tech and the 7500 routers manufactured by Cisco to provide the hardware connection which links the enterprise server to the client/server network.

         System Management Applications. The primary competitors for the Company's HARBOR Backup and HARBOR Distributed Storage Server products are IBM, Innovation Data Processing, Inc., Panorama Software and Storage Technology. The Company's competition for the HARBOR Distribution product includes IBM and
Novadigm, Inc. ("Novadigm"). IBM is aggressively marketing its ADSM backup product, which is included in the System View package on IBM's UNIX system, AIX. There can be no assurance that IBM will not include the ADSM backup products in a software "bundle" with the sale of its mainframe hardware systems. The bundling of competing software products with mainframe hardware systems could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also competes with software vendors who develop and market products for UNIX and Windows NT operating systems, such as Microsoft, Computer Associates International, Inc., EMC Corporation, Hewlett-Packard Company, Legato Systems, Inc. ("Legato"), Novadigm, PLATINUM Technology, Inc., Seagate, Sterling Software Inc., Sun Microsystems, Inc. and Veritas Software which are focusing on enterprise systems management applications. Although the Company has signed a strategic marketing agreement with Legato, the Company is still a competitor of Legato in the storage management market. The Company also expects increased competition from vendors of TCP/IP-to-SNA gateway products, including such companies as, which are focusing on enterprise systems management applications. Microsoft, Novell, Inc., Apertus and CNT/Brixton Systems, Inc. Competition from these companies could increase due to an expansion of their product lines or a change in their approaches to enterprise systems management or networking products. The bundling of network transport software with a network controller by these competitors could prevent the Company from selling TCPaccess to the customers of these competitors, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         Upon commercialization of the NetLOCK technology, the Company expects to compete with network security companies such as McAfee Associates, Inc.,
Security Dynamics Technologies, Inc., Cylink, Time Step, Red Creek Communications Inc., Pretty Good Privacy, Inc., V-One Technologies, Inc. and Security First Technologies, Inc. as well as with existing security software that is already available on existing operating network systems.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

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

         While the Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that the Company will not receive future communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties. The Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require the Company to develop non-infringing technology or enter into royalty or licensing agreements, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to develop non-infringing technology or license the infringed or similar technology, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claims could be time consuming, result in costly litigation, or lead the Company to enter into royalty or licensing agreements rather than litigating such claims on their merits. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         As of June 30, 1997, the Company and its subsidiaries employed a total of 163 persons, of which 56 are in sales and marketing, 58 are in research and development and quality assurance, 24 are in customer support and 25 are in finance and administration. Interlink employs 102 persons in the United States, 35 persons in Canada, and 26 persons in Europe. The Company's continued success will depend on its ability to attract and retain key employees. No employees are represented by a labor union, and the Company considers its employee relations to be good.

Risk Factors

         In addition to the other information in this report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business:

Dependence on Strategic Relationships

         Alliance with Cisco. In January 1997 the Company entered into a strategic alliance with Cisco pursuant to which Cisco and the Company agreed to cooperate to develop the IOS/390 product, which has been available since May 13, 1997. Cisco has not guaranteed the Company any minimum sales revenues in connection with its sales of the IOS/390 product, and there can be no assurance that the Company will receive any revenues therefrom. In addition, there can be no assurance that Cisco will participate with the Company in jointly marketing the IOS/390 product. The joint marketing of these products is currently the only manner in which these products are being marketed. This is a new marketing relationship for the Company which previously sold its products through its direct sales force with distributors. The Company does not know at this time what effect this marketing relationship will have on the sales cycle and on obtaining current sales information for planning purposes. In addition, customer price quotes are managed by Cisco.

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

         The Company is currently investing, and plans to continue to invest, significant resources to develop additional strategic relationships, and such investments could adversely affect the Company's operating margins. The Company believes that its success in penetrating markets for its products depends in large part on its ability to maintain these relationships, to cultivate additional relationships and to cultivate alternative relationships if distribution channels change. There can be no assurance that any distributor, system integrator or strategic partner will not discontinue its relationship with the Company, form competing arrangements with the Company's competitors, or disrupt the Company's other strategic relationships.

Dependence on Distributors

         The Company's sales are primarily made through the Company's direct sales force and the Company's distributors in some international markets. The Company is currently investing, and plans to continue to invest, significant resources to develop new strategic marketing relationships, which investments could adversely affect the Company's operating margins. The Company believes that its success in penetrating markets for its products depends in large part on its ability to maintain its existing marketing and distribution relationships, to cultivate additional relationships and to cultivate alternative relationships if distribution channels change. There can be no assurance that any distributor, systems integrator or strategic partner will not discontinue its relationship with the Company, for competing arrangements with the Company's competitors, or dispute the Company's other strategic relationships.

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

         The Company is involved in a commercial dispute and litigation with a former distributor. Should the distributor prevail on its claims, the Company's business, financial condition and results of operations would be materially adversely affected. See "Legal Proceedings."

         In addition, the Company has received notice of a claim from its distributor in Denmark. See "Legal Proceedings."

Dependence on Current Products

         During the fiscal years ended June 30, 1996 and 1997, sales of the network transport products, excluding maintenance and hardware, accounted for approximately 33% and 37%, and, including related maintenance and hardware, accounted for approximately 66% and 69%, respectively, of the Company's total revenues. The Company's operating results have historically been significantly dependent upon sales of the network transport products. A portion of the maintenance revenues are from historical customers of the Company's DECnet product. The Company no longer actively markets the DECnet product, and maintenance revenues from DECnet customers have declined each year since the fiscal year ended June 30, 1993, and are expected to continue to decline.

         Since its availability on May 13, 1997, the Company has experienced difficulty in deriving significant revenues from sales by Cisco or the Company of the IOS/390 product. In addition, the Company has experienced difficulty in deriving significant revenues from sales of the HARBOR products since the acquisition of New Era and the HARBOR product line in December 1995. The Company's operating results are currently dependent upon continued IOS/390 product sales by both Cisco and the Company and upon continued sales of HARBOR and other third-party products. The failure by either Cisco or the Company to increase sales levels of the IOS/390 product or the failure by the Company to maintain sales levels of the HARBOR products could adversely affect the Company's results of operations.

Reliance on IBM and Emergence of the Mainframe as an Enterprise Server

         The Company's current software products are designed for use with IBM and IBM-compatible mainframe computers. Specifically, these software products target users of the MVS operating system, the Customer Information Control System communications subsystem and the IMS and DB2 database management systems. As a result, future sales of the Company's existing products and associated recurring maintenance revenues are dependent upon continued use of mainframes and their related systems software. In addition, because the Company's products operate in conjunction with IBM systems software, changes to IBM systems software may require the Company to adapt its products to these changes, and any inability to do so, or delays in doing so, may adversely affect the Company's business, financial condition and results of operations. Currently, TCP/IP is the communications protocol for the Internet and is being adopted by some organizations as the communications protocol for their client/server local area networks and wide area networks. This adoption has allowed IBM MVS mainframe computers to act as enterprise servers on such networks. The use of mainframes as enterprise servers is relatively new and still emerging. The Company's future financial performance will depend in large part on the acceptance and growth in the market for centralized network management. Adoption of another communications protocol on client/server networks could make TCP/IP communication not viable, which would undermine the demand for the Company's IOS/390 and TCPaccess product, and have a material adverse effect on the Company's business, financial condition and results of operations.


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

         Network Transport Products. The Company historically sold its TCPaccess suite of products principally to customers who had installed IBM mainframes using the MVS operating system. The Company and Cisco have begun jointly marketing with IOS/390 product. The Company's main competition for its IOS/390 and TCPaccess products is IBM. IBM sells TCP/IP and associated products for its MVS mainframe systems that compete directly with the IOS/390 product. IBM has continued to enhance the functionality and performance of its TCP/IP product. In addition, IBM's OS/390 operating system, which includes TCP/IP communications software in a bundle of software provided to purchasers of OS/390, has been and is aggressively marketed by IBM, and the Company believes it has lost and may continue to lose sales of the Company's IOS/390 and TCPaccess products as a result. IBM has in some cases included and may continue to include its TCP/IP product in the bundle of software provided to purchasers of its OS/390 operating system without charge. The Company believes that any general reduction in price of the IBM TCP/IP products, or the widespread bundling of those products without charge in its OS/390 operating system, would make marketing of the Company's IOS/390 and TCPaccess products difficult, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         System Management Applications.

         The primary competitors for the expected NetLOCK products based on the Company's recently acquired end-to-end network security product, is McAfee Associates, Inc., Security Dynamics Technologies, Inc., Cylink, Time Step, Red Creek Communications Inc., Pretty Good Privacy, Inc. V-One Technologies, Inc. and Security First Technologies, Inc. In addition, security products comparable to NetLOCK are currently available and are already incorporated into some operating systems, thereby significantly diminishing the market for NetLOCK.

         The primary competitors for the Company's HARBOR Backup and HARBOR Distributed Storage Server products are IBM, Innovation Data Processing, Inc., Panorama Software and Storage Technology. The Company's competition for the HARBOR Distribution product includes IBM and Novadigm, Inc. ("Novadigm"). IBM is aggressively marketing its ADSM backup product, which is included in the System View package on IBM's UNIX system, AIX. There can be no assurance that IBM will not include the ADSM backup products in a software "bundle" with the sale of its mainframe hardware systems. The bundling of competing software products with mainframe hardware systems could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also competes with a number of software vendors who develop and market products for UNIX and Windows NT operating systems, such as Microsoft, Computer Associates International, Inc., EMC Corporation, Hewlett-Packard Company, Legato, Novadigm, PLATINUM Technology, Inc., Seagate, Sterling Software Inc., Sun Microsystems, Inc. and Veritas Software. Although the Company has signed a strategic marketing agreement with Legato, the Company is still a competitor of Legato in the storage management market. Competition from these companies could increase due to an expansion of their product lines or a change in their approaches to enterprise systems management or networking products. The bundling of network transport software with a network controller by these competitors could prevent the Company from selling the IOS/390 product to the customers of these competitors, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Key Personnel

         The Company is highly dependent on the continued service of, and on its ability to attract and retain, qualified technical, sales, marketing and managerial personnel. The Company's President and Chief Executive Officer resigned effective May 22, 1997, and a member of the Company's Board of Directors became the Company's acting Chief Executive Officer for an interim period until a new Chief Executive Officer can be identified. In addition, the Company's Vice President of Worldwide Sales, who tendered his resignation during the first half of 1997 agreed to remain with the Company until January 1, 1998. Barbara Booth, Vice President of Research and Development will relocate from the Company's headquarters to Brea, California to manage the Company's NetLOCK acquisition. While the Company intends to fill these positions, experienced executive-level sales, marketing, and research and development professionals in the Company's industry are in high demand and may not be attracted and retained on terms advantageous to the Company. The competition for qualified personnel in the software industry (including engineers skilled in MVS operating systems) is intense, and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company has employment agreements with certain executive officers, but such agreements do not ensure their continued service to the Company or prevent their competition with the Company following a termination of employment. The Company does not maintain key man life insurance on the lives of its key employees.

New TCP/IP Products and Rapid Technological Change

         The markets for the Company's network transport products and systems management applications are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The Company believes that its future success will depend upon its ability to develop, manufacture and market products which meet changing user needs, to continue to enhance its products and to develop and introduce in a timely manner new products that take advantage of technological advances, keep pace with emerging industry standards, and address the increasingly sophisticated needs of its customers. There can be no assurance whether TCP/IP will continue to be accepted as a communications protocol on client/server networks. Furthermore, there can be no assurance that the Company will be successful in acquiring, developing or marketing, on a timely basis, product enhancements or new products (including the IOS/390 product and NetLOCK), either independently or with strategic partners, that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of these products, or that any such new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. The Company's failure or inability to adapt its products to technological changes or to acquire or develop new products successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Product Errors; Product Liability

         Software products as complex as those offered and being developed by the Company often contain undetected errors or failures when first introduced or as new versions are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company's customers may deploy its products. Accordingly, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in lost revenues, loss of or delay in market acceptance and negative publicity about the Company and its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in the process of commercializing NetLOCK the Company may detect errors or failures that delay or prevent commercialization, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Fluctuations in Operating Results; Absence of Backlog; Seasonality

         The Company's operating results have historically been subject to quarterly fluctuations due to a variety of factors. The Company has typically sold its products through a trial process to allow customers to evaluate the effectiveness of the Company's products before determining whether to proceed with broader deployment of such products. The Company's sales cycle, from the date the sales agent first contacts a prospective customer to the date a customer ultimately purchases the Company's product, has typically been three to six months for the IOS/390 and TCPaccess products and six to nine months for the HARBOR products. The sales cycle for the IOS/390 product has not been established due to limited selling and revenue experience with the IOS/390 product, nor has the sales cycle for NetLOCK been established due to its lack of commercialization. There can be no assurance that customers will purchase the Company's products after a trial period or that the Company's sales cycle will not lengthen, exposing it to the possibility of shortfalls in quarterly revenues, which could have a material adverse effect on the Company's business, financial condition or results of operations and cause results to vary from period to period. The Company's operating results may also be affected by the seasonality on fluctuations of Cisco sales, if any, of the IOS/390 product. The Company's maintenance revenue is subject to fluctuations depending on the customers choice in installing IOS/390 systems, which will be supported by Cisco, rather than TCPaccess which is supported by the Company. The Company's operating results will also be affected by general economic and other conditions affecting the timing of customer orders and capital spending, and order cancellations or rescheduling.

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

         The Company's business has historically experienced and is expected to continue to experience significant seasonality. The Company has had higher sales of its software products in the quarters ending in December and June and weaker sales in the quarters ending in September and March. The decrease in product revenues in the quarters ending in September is due to the international customer seasonal buying patterns. The quarters ending in March are historically weak due to government and large organization annual budgeting cycles. The impact of IOS/390 revenues, if any, on this pattern is not certain. Due to the foregoing factors, quarterly revenue and operating results are likely to vary significantly in the future and period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarters the Company's revenue or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Integration  of  Acquisitions;   Customer  Acceptance  and  Scalability  of  New
Products; History of Acquired Technologies

         There can be no assurance that the Company will be successful in integrating the operations and personnel associated with its recent acquisition of the NetLOCK technology, incorporating the NetLOCK technology into its product lines, successfully commercializing the NetLOCK technology by the summer of 1998 or at all, deriving significant future sales therefrom, establishing and maintaining uniform standards, controls, procedures and policies, or overcoming other problems that may be encountered in connection with the acquisition and commercialization of such technology. To the extent that the Company is unable to accomplish the foregoing, the Company's business, financial condition and results of operations may be materially adversely affected. Further development of the NetLOCK technology is required, and there can be no assurance that the Company can successfully develop the NetLOCK technology. In addition, even if successfully developed there can be no assurance of customer acceptance of the products.

         To date, the Company's core technologies for its principal network transport products and systems management applications have been acquired and have not been developed internally. There can be no assurance that the Company will have the opportunity to successfully acquire or develop new technologies in the future or that such technology, if acquired, can be successfully integrated and commercialized by the Company. Specifically, there can be no assurance that the Company can successfully commercialize NetLOCK by the summer of 1998 or at all. An inability to acquire, develop or commercialize new technologies would have a material adverse effect on the Company's business, financial condition and results of operations. The Company may also seek to acquire or invest in businesses, products or technologies that expand, complement or otherwise relate to the Company's current business or product line. There can be no assurance that such acquisitions will be successfully or cost-effectively integrated into the Company's current operations, or that the acquired technologies will provide the necessary complement to the Company's current products. If the Company consummates additional acquisitions in the future that must be accounted for under the purchase method of accounting, such acquisitions would likely increase the Company's amortization expenses. In addition, any such acquisitions would be subject to the risks of integration mentioned above. The Company does not currently have any understandings, commitments or agreements with respect to any potential acquisition or corporate partnering arrangements, nor is it currently engaged in any discussions or negotiations with respect to any such transaction.

Reliance on and Risks Associated with International Sales

         During the fiscal years ended June 30, 1996 and 1997, 43% and 45%, respectively, of the Company's total revenues were derived from sales to international customers. The Company's international sales have been primarily to European markets, and sales are generally denominated in local currencies. The Company expects that international revenue will decline as a percentage of total revenue but continue to represent a significant portion of its total revenue. Some of the Company's international subsidiaries have been restructured to act as resellers of the IOS/390 product. To the extent this restructuring is unsuccessful, the Company's results of operations could be adversely affected. Although the Company plans to focus its initial NetLOCK sales efforts on the U.S. market, the regulatory environment with respect to sales of NetLOCK to international customers is complex and uncertain. Should the Company wish to sell NetLOCK internationally it may be unable to do so or may be required to incur considerable regulatory costs to do so. Sales to international customers are subject to additional risks including longer receivables collection periods, greater difficulty in accounts receivable collection, failure of distributors to report sales of the Company's products, political and economic instability, nationalization, trade restrictions, the impact of possible recessionary environments in economies outside the United States, reduced protection for intellectual property rights in some countries, currency fluctuations and tariff regulations and requirements for export licenses. There can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Substantially all of the Company's distribution and other agreements with international distributors require any dispute between the Company and any distributor to be settled by arbitration. Under these agreements, the party bringing the action, suit or claim is required to conduct the arbitration in the domicile of the defendant. The result is that, if the Company has a cause of action against a party, it may not be feasible for the Company to pursue such action, as arbitration in a foreign country could prove to be excessively costly and have a less certain outcome depending on the laws and customs in the foreign country. These international factors could have a material adverse effect on future sales of the Company's products to international end users and, consequently, the Company's business, financial condition and results of operations.

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

         While the Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that the Company will not receive future communications from third parties asserting that the Company's products infringe, or may infringe, on the proprietary rights of third parties. The Company was denied a trademark registration of the name "Interlink" based on the use of similar names by other companies in the computer industry. The Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segments grow and the functionality's of products in different industry segments overlap. Any such claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require the Company to develop non-infringing technology or enter into royalty or licensing agreements, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 2.  PROPERTIES

         The Company is headquartered in a 24,000 square foot facility in Fremont, California. The Fremont facility houses the corporate functions, marketing, research and development, customer support and finance and administration. Interlink occupies this space under a lease agreement that expires on December 31, 2000. The Company has a research and development center in Columbia, Maryland where the IOS/390 and TCPaccess product line is developed, and in Calgary, Alberta, Canada where the HARBOR products are developed and supported. The Company's NetLOCK personnel are moving into a 8,522 square foot facility in Brea, California, for which the Company has signed a lease until August 31, 2000. The Company leases office space in thirteen locations in the United States and Europe for use by its regional sales and support staff. The Company believes that its facilities are adequate to meet its requirements through the expiration of its leases.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and the Company's subsidiary in France are involved in a commercial dispute with a former Italian distributor ("Claimant") of the Company's TCPaccess products. The former distributor alleged in a letter sent to the Company that the Company had breached and unlawfully terminated the agreement pursuant to which the former distributor was appointed a distributor of the Company's products in Italy and asserted other related claims against the Company. The letter demanded the former distributor's reinstatement as a distributor, the execution of a written distribution agreement setting forth the distribution arrangements between the parties, and compensation in an unspecified amount to be paid to the former distributor for the harm that it has suffered. The Company's Canadian subsidiary, New Era Systems Services Ltd., has also previously used the former distributor as a distributor of the HARBOR products in Italy pursuant to a separate agreement which was entered into between the claimant and New Era Systems Services Ltd's Irish subsidiary, Era Nua Teoranta.

         On January 27, 1997 the former distributor initiated a lawsuit in Milan, Italy against New Era Systems Services Ltd., a Canadian company and wholly owned subsidiary of the Company, the Company, Interlink France S.A.R.L., a French company and wholly owned subsidiary of the Company and the Company's current distributor in Italy. The litigation is based on the Claimant's distribution of Company's HARBOR products pursuant to a distributor agreement with Era Nua Teoranta, which pre-dates the Company's acquisition of New Era Systems Services Ltd. The Company's distributor relationship with Claimant for the distribution of the Company's HARBOR products in Italy and Spain has terminated. This litigation does not involve the Cisco IOS/390 products or the TCPaccess products. Pursuant to Claimant's court documents, Claimant alleges damages for breach of contract and related tort claims in the amount of 2,500,000,000 Italian Lira (approximately $1,500,000) and requests that the defendants pay all expenses resulting from the litigation. Era Nua Teoranta has filed a lawsuit against the claimant in Ireland for recovery of amounts due on outstanding invoices and a declaration that the distributor relationship has terminated.

         On March 12, 1997 the former distributor initiated a separate lawsuit in Alameda County, California against the Company, certain employees of the Company and the Company's current Italian distributor. The litigation is based upon alleged actions taken by the Company and certain employees of the Company. Pursuant to Claimant's complaint, Claimant alleged various tort claims, including fraud, deceit, and unfair competition, in addition to statutory trade secret misappropriation, and breach of confidential relationship. Claimant is requesting that the defendants pay compensatory damages in excess of $2,000,000, unspecified punitive damages, interest, attorneys' fees, and costs of the litigation. The Company and the individual defendants moved to stay the lawsuit on grounds that all claims are subject to arbitration under the terms of the distributor agreement. The lawsuit was stayed by the Alameda County Superior Court pending arbitration of the claims. No arbitration has to date been initiated.

No provision for any liability that may result upon resolution of these matters has been made in the financial statements. Should the Company be unsuccessful in defending any of these claims, the Company's business, financial condition and results of operations would be materially adversely affected

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company is traded on the Nasdaq National market under the symbol INLK. The Company completed its initial public offering and commenced trading of its common stock on August 15, 1996. The following table sets forth the quarterly high and low closing sales prices of the Company's common stock from August 15, 1996 through June 30, 1997. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                         High               Low
      First Quarter*..............................      $10.12             $8.38
      Second Quarter..............................      $16.75             $8.63
      Third Quarter...............................      $17.63            $10.63
      Fourth Quarter..............................      $11.13             $5.94

      *Commencing August 15, 1996

As of September 15, 1997, there were approximately 238 holders of record of the Company's common stock. The Company believes that a significant number of beneficial owners of its Common Stock hold shares in street name.

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company should be read in conjunction with the Company's consolidated financial statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The consolidated statement of operations data for the fiscal years ended June 30, 1995, 1996 and 1997 and the consolidated balance sheet data as of June 30, 1996 and 1997 are derived from financial statements of the Company that have been audited by Coopers & Lybrand L.L.P., independent accountants, and are included elsewhere herein. The consolidated statement of operations data for the fiscal years ended June 30, 1993 and 1994 and the consolidated balance sheet data as of June 30, 1993, 1994 and 1995 are derived from financial statements of the Company audited by Coopers & Lybrand L.L.P. that are not included herein.

                                                                    YEAR ENDED JUNE 30,
                                                                    -------------------

                                                     1993       1994       1995      1996      1997
                                                     ----       ----       ----      ----      ----
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues:
    Product......................................  $11,914     $12,350   $15,818   $19,670   $24,978
    Maintenance and consulting...................    9,271       9,525    11,261    14,332    14,856
                                                     -----       -----    ------    ------    ------
        Total revenues...........................   21,185      21,875    27,079    34,002    39,834
                                                    ------      ------    ------    ------    ------
Cost of revenues:
    Product......................................    2,679       2,380     3,316     3,413     3.025
    Maintenance and consulting...................    1,387       1,430     3,293     4,594     4,712
                                                     -----       -----     -----     -----     -----
        Total cost of revenues...................    4,066       3,810     6,609     8,007     7,737
                                                     -----       -----     -----     -----     -----
Gross profit.....................................   17,119      18,065    20,470    25,995    32,097
Operating expenses:
    Product development..........................    5,042       6,276     6,245     5,241     7,742
    Sales and marketing..........................    6,638       8,384    10,792    13,316    14,348
    General and administrative...................    3,272       2,561     3,329     3,954     4,669
    Purchased research and
    development and product amortization (1).....       --          --        --    10,479       575
                                                    ------      ------    ------    ------    ------
        Total operating expenses.................   14,952      17,221    20,366    32,990    27,334
                                                    ------      ------    ------    ------    ------
Operating income (loss)..........................    2,167         844       104    (6,995)    4,763
Other income.....................................    1,000          --        --        --        --
Interest income (expense), net...................     (387)       (224)      (81)     (507)      735
                                                     -----         ---      ----      ----       ---
Income (loss) before
 income taxes and  extraordinary items...........    2,780         620        23    (7,502)    5,498
Benefit from (provision for) income taxes........     (953)       (273)    1,624      (114)   (2,138)
                                                     -----       -----     -----     -----    -------
Income (loss) before
 extraordinary items.............................    1,827         347     1,647    (7,616)    3,360
Extraordinary items..............................    1,075       1,320        --        --        --
                                                     -----       -----        --        --        --
Net income (loss)................................  $ 2,902     $ 1,667   $ 1,647 $  (7,616)  $ 3,360
                                                   =======     =======   ======= =========   =======
Net income (loss) per share (2)..................  $  1.17     $  0.44   $  0.34 $   (2.44)  $  0.44
                                                   =======     =======   ======= =========   =======
Shares used in per share calculation (2).........    2,474       3,808     4,814     3,127     7,595
                                                     =====       =====     =====     =====     =====


                                                                      JUNE 30,
                                                     1993       1994       1995      1996       1997
                                                     ----       ----       ----      ----       ----
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit)........................  $(2,877)    $   212   $  (183)$  (6,371)  $25,355
Total assets.....................................    8,754      15,853    20,000    25,925    48,363
Long-term debt, less current portion.............    5,175         672       368     2,892       802
Total stockholders' equity (deficit).............   (6,915)        996     2,641    (4,585)   28,674

(1)    A  non-recurring  charge for purchased  research and development of $10.2 million was recorded in the fiscal year ended June 30, 1996 in connection with the acquisition of New Era.
(2)    See Note 1 of Notes to Consolidated Financial Statements for a discussion of the computation of net income
       (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this Form 10-K.

OVERVIEW

The Company offers a suite of high-performance, network transport products and systems management applications which efficiently transport, store and protect the integrity of mission-critical data and applications. The Company was incorporated in December 1985 and initially focused its products and development on providing interoperability between IBM mainframes and DECnet network environments. In 1990, the Company acquired the core technology of its TCPaccess suite of products. In December 1995 the Company acquired New Era Systems Services Ltd. ("New Era"), the developer of the HARBOR products, a software product line providing enterprise systems management applications for client/server networks. This transaction was accounted for as a purchase (See
Note 2 to Consolidated Financial Statements). Prior to the acquisition, the Company distributed the HARBOR products in certain countries in Europe for more than one year. New Era is a wholly-owned subsidiary headquartered in Calgary, Alberta.

 In January 1997 the Company entered into a strategic alliance with Cisco pursuant to which Cisco and the Company agreed to cooperate to develop certain TCP/IP software known as IOS/390. Although Interlink is an authorized reseller of the IOS/390 product, which has been available since May 13, 1997, the Company continues to independently market and sell IOS/390 and TCPaccess. Support for the IOS/390 sold through Cisco, Cisco's direct sales and reseller channels is provided by Cisco.

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain consolidated statement of operations data for the periods indicated:

                                                             YEAR ENDED JUNE 30,

                                                          1995     1996     1997
                                                          ----     ----     ----
Revenues:
     Product............................................  58.4%    57.9%   62.7%
     Maintenance and consulting.........................  41.6     42.1    37.3
                                                          ----     ----    ----
         Total revenues................................. 100.0    100.0    00.0
                                                         -----    -----    ----
Cost of revenues:
     Product............................................  12.2     10.0     7.6
     Maintenance and consulting.........................  12.2     13.5    11.8
                                                          ----     ----    ----
         Total cost of revenues.........................  24.4     23.5    19.4
                                                          ----     ----    ----
Gross profit............................................  75.6     76.5    80.6
Operating expenses:
     Product development................................  23.0     15.4    19.4
     Sales and marketing................................  39.9     39.2    36.0
     General and administrative.........................  12.3     11.6    11.7
     Purchased research and development and product
     amortization ......................................  --       30.8     1.5
                                                          --       ----     ---
         Total operating expenses.......................  75.2     97.0    68.6
                                                          ----     ----    ----
Operating income (loss).................................   0.4    (20.5)   12.0
Interest income (expense), net..........................  (0.3)    (1.5)    1.8
                                                          -----    -----    ---
Income (loss) before income taxes.......................   0.1    (22.0)   13.8
Benefit from (provision for) income taxes...............   6.0     (0.4)   (5.4)
                                                           ---     -----   -----
Net income (loss).......................................   6.1%   (22.4)%   8.4%
                                                           ====   =======   ====
Cost of sales as a percentage of the related revenues:
     Product............................................  21.0%    17.4%   12.1%
     Maintenance and consulting.........................  29.2     32.1    31.7%

FISCAL YEARS ENDED JUNE 30, 1996 AND 1997

As a result of the acquisition of New Era in December 1995, the Company's operating results for the fiscal years ended June 30, 1996 and 1997 are not directly comparable due to New Era being included for approximately 6 months of fiscal 1996 results of operations versus the full fiscal year of 1997.

Revenues
Total revenues were $34.0 million and $39.8 million for the fiscal years ended June 30, 1996 and 1997, respectively, representing an increase of 17%. Product sales were $19.7 million and $25.0 million for the fiscal years ended June 30, 1996 and 1997, respectively, representing an increase of 27%. This increase was primarily due to a $3.4 million increase (of which $1.7 million were from prepaid license fees from Cisco) in network transport product license fees and associated hardware sales as well as the increase in HARBOR products from $1.0 million in fiscal 1996 to $3.3 million in fiscal 1997, partially offset by a decrease in third party software sales over fiscal 1996. Maintenance and consulting revenues were $14.3 million and $14.9 million for the fiscal years ended June 30, 1996 and 1997, respectively, representing an increase of 4%, resulting principally from an increase in the number of customers purchasing maintenance agreements.

Cost of Revenues
Product. Cost of revenues from product sales consists primarily of hardware, product media, documentation and packaging costs. Cost of revenues for product sales was $3.4 million and $3.0 million, representing 17% and 12% of total
product   revenues   for  the  fiscal  years  ended  June  30,  1996  and  1997, respectively. This percentage decrease was due to higher systems management sales in fiscal year 1997, which have a high gross margin, and a reduction in third-party product revenue in fiscal year 1997 compared to fiscal year 1996, which carry higher product costs as a percentage of their respective revenue items.

Maintenance and Consulting. Cost of revenues from maintenance and consulting consists primarily of personnel related costs incurred in providing telephone support and software updates. Cost of revenues from maintenance and consulting was $4.6 million and $4.7 million, representing 32% of total maintenance and consulting revenues for the fiscal years ended June 30, 1996 and 1997, respectively.

Operating Expenses
Total operating expenses were $33.0 million and $27.3 million, representing 97% and 69% of total revenues for the fiscal years ended June 30, 1996 and 1997, respectively. Excluding the charge for purchased research and development related to the New Era acquisition, the operating expenses for the fiscal year ended June 30, 1996 were $22.8 million representing 67% of total revenues.

Product Development. Product development expenses consist primarily of personnel related costs. Product development expenses were $5.2 million and $7.7 million, representing 15% and 19% of total revenues for the fiscal years ended June 30, 1996 and 1997, respectively. The increase in product development expenses resulted from the acquisition of Harbor and development efforts expended for IOS/390. The Company believes that research and development expenses will increase in absolute dollars in the future primarily due to the expansion of the Company's product line as a result of the acquisition of New Era, alliance with Cisco to further develop IOS/390, development efforts to bring the recently purchased NetLOCK technology to market (See Note 11 to Consolidated Financial Statements) and other anticipated product development efforts

The Company anticipates the development and commercialization of the NetLOCK product will not be completed until summer of 1998. Prior to the acquisition of the NetLOCK technology, Hughes expended in excess of $10 million on research and development related to the NetLOCK technology. The Company will not present audited financial statements of the NetLOCK development efforts as the Hughes NetLOCK activities were not a business, but rather a discrete development project for which no customer base existed or revenue had been recorded. The Company expects to incur expenditures ranging from $2.5 million to $3.5 million to complete the technology through the summer of 1998.

There can be no assurance that the Company will be successful in integrating the operations and personnel associated with its recent acquisition of the NetLOCK technology, incorporating the NetLOCK technology into its product lines, successfully commercializing the NetLOCK technology by the summer of 1998 or at all, deriving significant future sales therefrom, establishing and maintaining uniform standards, controls, procedures and policies, or overcoming other problems that may be encountered in connection with the acquisition and commercialization of such technology. To the extent that the Company is unable to accomplish the foregoing, the Company's business, financial condition and results of operations may be materially adversely affected. Further development of the NetLOCK technology is required, and there can be no assurance that the Company can successfully develop the NetLOCK technology. In addition, there can be no assurance that the product can be developed within the range of costs estimated by the Company, and even if successfully developed there can be no assurance of customer acceptance of the products.

Product development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant in recent periods.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, the fixed costs of worldwide field offices, and promotional costs. The Company sells through its direct sales force, resellers and distributors. The direct channel produced 88% and 83% of product revenues for the fiscal years ended June 30, 1996 and 1997, respectively, and is also the major component of sales channel costs.

Sales and marketing expenses were $13.3 million and $14.3 million, representing 39% and 36% of total revenues for the fiscal years ended June 30, 1996 and 1997, respectively. The increase in absolute dollars was a result of marketing program costs and the New Era acquisition. The Company believes that sales and marketing expenses will increase in absolute dollars as the Company continues to expand its sales force for both HARBOR and IOS/390 and launch new corporate marketing programs.

General and Administrative. General and administrative expenses include personnel and other costs of the finance, human resources and administrative departments of the Company, and includes gains and losses on foreign currency exchange. General and administrative expenses were $4.0 million and $4.7 million, representing 12% of total revenues in each of the fiscal years ended June 30, 1996 and 1997. The increase in dollar amounts for general and administrative is attributable to the increased headcount required to support the Company's expansion.

Purchased Research and Development and Product Amortization. Purchased research and development expense incurred in connection with the New Era acquisition was approximately $10.2 million, representing 30% of total revenues for the fiscal year ended June 30, 1996. In addition, approximately $321,000 and $575,000 of product amortization resulting from such acquisition was included in the fiscal years ended June 30, 1996 and 1997. See Note 2 of Notes to Consolidated Financial Statements.

Interest (Income) Expense, net. Net interest (income) expense was $507,000 and $(735,000) for the fiscal years ended June 30, 1996 and 1997, respectively. The decrease was due the Company paying off its bank borrowings in 1996 and earning interest income on its cash proceeds from the initial public offering and equity purchase from Cisco in August and December 1996, respectively.

Benefit from (Provision for) Income Taxes. The income tax provision for the fiscal year ended June 30, 1996 was $114,000. The effective tax rate for the fiscal year ended June 30, 1996 before income taxes and excluding the write-off of purchased research and development and the benefit relating to the recognition of the Company's deferred tax asset was approximately 39%. The income tax provision for the fiscal year ended June 30, 1997 was $2.1 million which represented an effective tax rate of approximately 39%.

FISCAL YEARS ENDED JUNE 30, 1995 AND 1996

As a result of the acquisition of New Era in December 1995, the Company's operating results for the years ended June 30, 1995 and 1996 are not directly comparable. The results of the Company's operations for fiscal 1996 are not representative of the combined anticipated results of operations of the Company and New Era.

Revenues
Total revenues were $27.1 million and $34.0 million for the fiscal years ended June 30, 1995 and 1996, respectively, representing an increase of 26%. Product sales were $15.8 million and $19.7 million for the fiscal years ended June 30, 1995 and 1996, respectively, representing an increase of 24%. This increase was primarily due to a $2.5 million increase over fiscal 1995 in TCPaccess license fees and associated hardware sales as well as the addition of six months of revenues from HARBOR products of $1.0 million. Maintenance and consulting revenues were $11.3 million and $14.3 million for the fiscal years ended June 30, 1995 and 1996, respectively, representing an increase of 27%, resulting principally from an increase in the number of customers purchasing maintenance agreements.

Cost of Revenues
Product. Cost of revenues from product sales consists primarily of hardware, product media, documentation and packaging costs. Cost of revenues for product sales was $3.3 million and $3.4 million, representing 21% and 17% of total product revenues for the fiscal years ended June 30, 1995 and 1996, respectively. This percentage decrease was due to a reduction in third-party product revenue and a decline in hardware revenue, which carry higher product costs as a percentage of their respective revenue items offset somewhat by a provision for excess and obsolete inventory of $28,000 for certain hardware components with decreasing sales.

Maintenance and Consulting. Cost of revenues from maintenance and consulting consists primarily of personnel related costs incurred in providing telephone support and software updates. Cost of revenues from maintenance and consulting was $3.3 million and $4.6 million, representing 29% and 32% of total maintenance and consulting revenues for the fiscal years ended June 30, 1995 and 1996, respectively. This increase, as a percentage of related revenues, was due to added headcount in the worldwide customer support department required to keep pace with the increased product sales from period to period and outsourcing of support and maintenance obligations from the Company's Swiss subsidiary.

Operating Expenses
Total operating expenses were $20.4 million and $33.0 million, representing 75% and 97% of total revenues for the fiscal years ended June 30, 1995 and 1996, respectively. Excluding the charge for purchased research and development related to the New Era acquisition, the operating expenses for the fiscal year ended June 30, 1996 were $22.8 million representing 67% of total revenues.

Product Development. Product development expenses consist primarily of personnel related costs. Product development expenses were $6.2 million and $5.2 million, representing 23% and 15% of total revenues for the fiscal years ended June 30, 1995 and 1996, respectively. The reduction in product development expenses resulted from the cancellation in March 1995 of a significant product development program.

Sales and Marketing. The Company sells through its direct sales force, resellers and distributors. The direct channel produced 88% and 86% of product revenues for the fiscal years ended June 30, 1995 and 1996, respectively, and is also the major component of sales channel costs.

Sales and marketing expenses were $10.8 million and $13.3 million, representing 40% and 39% of total revenues for the fiscal years ended June 30, 1995 and 1996, respectively. The increase in absolute dollars was a result of higher commission rates, marketing program costs and the New Era acquisition. The Company believes that sales and marketing expenses will increase in absolute dollars as the Company continues to expand its sales force for both HARBOR and TCPaccess and launch new corporate marketing programs.

General and Administrative. General and administrative expenses were $3.3 million and $4.0 million, representing 12% of total revenues in each of the fiscal years ended June 30, 1995 and 1996. The increase in dollar amounts for general and administrative is attributable to the increased headcount required to support the Company's expansion and a provision of $215,000 for doubtful accounts. The increase in the allowance for doubtful accounts was the result of an increase in accounts receivable and was based on management's judgment relating to collectability of such accounts.

Purchased Research and Development and Product Amortization. Purchased research and development expense incurred in connection with the New Era acquisition was approximately $10.2 million, representing 30% of total revenues for the fiscal year ended June 30, 1996. In addition, approximately $321,000 of product amortization resulting from such acquisition was included in the fiscal year ended June 30, 1996. See
Note 2 of Notes to Consolidated Financial Statements.

Interest Expense, net. Net interest expense was $81,000 and $507,000 for the fiscal years ended June 30, 1995 and 1996, respectively. The increase was due primarily to bank borrowings related to the New Era acquisition.

Benefit from (Provision for) Income Taxes. The income tax benefit for the fiscal year ended June 30, 1995 was $1.6 million, with a net tax provision of $114,000 recorded for the fiscal year ended June 30, 1996. The effective tax rate for the fiscal year ended June 30, 1996 before income taxes and excluding the write-off of purchased research and development and the benefit relating to the recognition of the Company's deferred tax asset was approximately 39%.

Quarterly Results

The  following  tables set forth  certain  unaudited  consolidated  statement of operations  data for the eight quarters ended June 30, 1997.  This data has been derived from unaudited consolidated financial statements that, in the opinion of management,  include  all  adjustments  (consisting  only  of  normal  recurring adjustments)  necessary for a fair presentation of such information when read in conjunction with the Company's  audited  consolidated  financial  statements and notes thereto.  The Company  believes that results of operations for the interim periods are not  necessarily  indicative  of the results to be expected  for any future period.
Three Months Ended
                                Sept. 30,Dec. 31, March 31, June 30, Sept. 30,Dec. 31,March 31, June 30,
                                  1995    1995     1996       1996     1996     1996    1997      1997
                                  ----    ----     ----       ----     ----     ----    ----      ----
Revenues:
    Product................    $ 3,034  $ 4,880  $5,282     $6,474    $4,832 $ 5,960  $ 7,546    $ 6,640
    Maintenance and consulting   3,531    3,284   3,691      3,826     3,893   3,673    3,611      3,679
                                 -----    -----   -----      -----     -----   -----    -----      -----
        Total revenues.....      6,565    8,164   8,973     10,300     8,725   9,633   11,157     10,319
                                 -----    -----   -----     ------     -----   -----   ------     ------

Cost of revenues:
    Product................        640    1,002     641      1,130       685     678      564      1,098
    Maintenance and consulting   1,067    1,081   1,171      1,275     1,237   1,209    1,139      1,127
                                 -----    -----   -----      -----     -----   -----    -----      -----
        Total cost of revenues   1,707    2,083   1,812      2,405     1,922   1,887    1,703      2,225
                                 -----    -----   -----      -----     -----   -----    -----      -----

Gross profit...............      4,858    6,081   7,161      7,895     6,803   7,746    9,454      8,094
Operating expenses:
    Product development....      1,124    1,170   1,487      1,460     1,901   1,969    1,957      1,915
    Sales and marketing....      2,505    3,033   3,422      4,356     3,064   3,194    4,142      3,948
    General and administrative     833      955   1,202        964       912   1,107    1,301      1,349
    Purchased research and
        development and
         product amortization       --   10,158     160        161       162     139      127        147
                                    --   ------     ---        ---       ---     ---      ---        ---
        Total operating
        expenses...........      4,462   15,316   6,271      6,941     6,039   6,409    7,527      7,359
                                 -----   ------   -----      -----     -----   -----    -----      -----
Operating income (loss)....        396   (9,235)    890        954       764   1,337    1,927        735
Interest income (expense) net       21       20    (261)      (287)      (56)    144      256        391
                                    --       --   -----      -----      ----     ---      ---        ---
Income (loss) before provision
    for income taxes.......        417   (9,215)    629        667       708   1,481    2,183      1,126
Benefit from (provision for)
    income taxes...........       (163)     554    (245)      (260)     (269)   (578)    (851)      (439)
                                 -----      ---   -----      -----     -----   -----    -----       ----
Net income (loss)..........      $ 254 $ (8,661)  $ 384      $ 407     $ 439   $ 903  $ 1,332      $ 687
                                 ===== ========   =====      =====     =====   =====  =======      =====


Net income (loss) per share      $0.05 $ (2.77)   $0.08      $0.08     $ .07   $ .12   $  .16      $ .08
                                 ===== ========   =====      =====     =====   =====   ======      =====
Shares used in per share
    calculation............      4,829    3,125   5,016      5,161     6,147   7,671    8,331      8,158
                                 =====    =====   =====      =====     =====   =====    =====      =====



Liquidity and Capital Resources

Working capital increased at June 30, 1997 over that at June 30, 1996 primarily due to the proceeds from the initial public offering, proceeds from the equity investment from Cisco and net income.

For the fiscal year ended June 30, 1997, net cash provided by operating activities resulted primarily from net income, depreciation and amortization, and an increase in accrued liabilities, partially offset by an increase in deferred income taxes, an increase in accounts receivable, and a decrease in accounts payable. For the fiscal year ended June 30, 1996, net cash provided by operations resulted primarily from a write-off of purchased research and development, depreciation and amortization and an increase in deferred maintenance and product revenue, partially offset by a net loss, increase in deferred income taxes and an increase in accounts receivable.

For the fiscal year ended June 30, 1997, the Company's investing activities have consisted primarily of purchases of property and equipment. For the fiscal year ended June 30, 1996, the Company's investing activities consisted primarily of the acquisition of New Era and the redemption of available-for-sale securities.

Net cash provided by financing activities for the fiscal year ended June 30, 1997 consisted primarily of proceeds from the initial public offering and the equity investment by Cisco, partially offset by payments on the Company's bank line of credit and notes payable. For the fiscal year ended June 30, 1996, the Company's financing activities consisted of proceeds from a term loan and bank line of credit and payments on bank line of credit.

At June 30, 1997, the Company had $28.1 million in cash and cash equivalents and $25.4 million in working capital. The Company had $9.8 million in accounts receivable, net of allowance for doubtful accounts, and $8.9 million of unearned revenues, the majority of which are expected to be earned over the 12 month period following June 30, 1997.

The Company believes that its current cash balance and its cash flow from operations, if any, will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE

Report of Independent Accountants.........................................   37
Consolidated Balance Sheets as of June 30, 1996 and 1997..................   38
Consolidated Statements of Operations for the years ended June 30, 1995,
       1996 and 1997......................................................   39
Consolidated Statements of Stockholders' Equity (Deficit) for the years
       ended June 30, 1995, 1996 and 1997.................................   40
Consolidated Statements of Cash Flows for the years ended June 30, 1995,
       1996 and 1997......................................................   41
Notes to Consolidated Financial Statements................................   42

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Interlink Computer Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Interlink Computer Sciences, Inc. and Subsidiaries as of June 30, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interlink Computer Sciences, Inc. and Subsidiaries as of June 30, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

                                                        COOPERS & LYBRAND L.L.P.

San Jose, California
July 21, 1997, except for Note 5, "Contingencies", for which the date is August 28, 1997 and Note 11 for which the date is September 18, 1997


               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                June 30,
                                                                                --------
                                                                         1996              1997
                                                                         ----              ----
ASSETS
Current assets:
       Cash and cash equivalents..............................        $  6,121        $  28,106
       Accounts receivable, net of allowance for doubtful
             accounts of $542 in 1996 and $623 in 1997........           9,445            9,752
       Inventories............................................             700              674
       Prepaid expenses and other current assets..............           2,876            3,332
                                                                         -----            -----
             Total current assets.............................          19,142           41,864
Property and equipment, net...................................           1,281            1,676
Purchased software products...................................           2,893            2,062
Other assets .................................................           2,609            2,761
                                                                         -----            -----
             Total assets.....................................        $ 25,925        $  48,363
                                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
       Bank line of credit....................................        $  5,000        $       0
       Current portion of long-term debt......................           3,100              314
       Accounts payable.......................................           2,662            1,421
       Accrued liabilities....................................           6,630            7,286
       Deferred maintenance and product revenue...............           8,121            7,488
                                                                         -----            -----
             Total current liabilities........................          25,513           16,509
       Long-term debt, less current portion...................           2,892              802
       Deferred maintenance revenue...........................           1,056            1,403
       Other liabilities......................................           1,049              975
                                                                         -----              ---
             Total liabilities................................          30,510           19,689
                                                                      --------         --------
Commitments and contingencies (Note 5).
Preferred stock, no par value in 1996 and $0.001 in 1997:
       Authorized: 2,625,000 shares in 1996 and 5,000,000
             shares in 1997
       Issued and outstanding: 1,230,000 shares in 1996 and
             no shares in 1997................................           6,310
Common stock, no par value in 1996 and $0.001 in 1997:........
       Authorized: 15,000,000 shares in 1996 and 20,000,000
       shares in 1997.........................................
       Issued and outstanding: 2,483,000 shares in 1996 and...
             7,548,000 shares in 1997.........................          14,602               7
       Additional paid-in capital.............................                           50,814
       Cumulative translation adjustment......................            (581)            (591)
       Accumulated deficit....................................         (24,916)         (21,556)
                                                                      --------         --------
             Total stockholders' equity (deficit).............          (4,585)          28,674
                                                                       -------           ------
             Total liabilities and stockholders' equity (deficit)     $ 25,925        $  48,363
                                                                      ========        =========

The accompanying notes are an integral part of these consolidated financial statements.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                           Year ended June 30,
                                                                           -------------------
                                                                     1995          1996        1997
                                                                     ----          ----        ----
Revenues:
       Product.................................................   $ 15,818      $ 19,670    $ 24,978
       Maintenance and consulting..............................     11,261        14,332      14,856
                                                                    ------        ------      ------
              Total revenues...................................     27,079        34,002      39,834
                                                                    ------        ------      ------
Cost of revenues:
       Product.................................................      3,316         3,413       3,025
       Maintenance and consulting..............................      3,293         4,594       4,712
                                                                     -----         -----       -----
              Total cost of revenues...........................      6,609         8,007       7,737
                                                                     -----         -----       -----
Gross profit  .................................................     20,470        25,995      32,097
                                                                    ------        ------      ------
Operating expenses:
       Product development.....................................      6,245         5,241       7,742
       Sales and marketing.....................................     10,792        13,316      14,348
       General and administrative..............................      3,329         3,954       4,669
       Purchased research and development and product amortization                10,479         575
                                                                    ------        ------         ---
              Total operating expenses.........................     20,366        32,990      27,334
                                                                    ------        ------      ------
Operating income (loss)........................................        104        (6,995)      4,763
Interest and other income......................................        172           194       1,202
Interest expense...............................................       (253)         (701)       (467)
                                                                     -----         -----       -----
Income (loss) before provision income taxes and................         23        (7,502)      5,498
Benefit from (provision for) income taxes......................      1,624          (114)     (2,138)
                                                                     -----          ----      ------
Net income (loss)..............................................   $  1,647     ($  7,616)    $ 3,360
                                                                  ========     =========     =======
Net income (loss) per share....................................   $   0.34      $  (2.44)    $  0.44
                                                                  ========     =========     =======
Shares used in per share calculation...........................      4,814         3,127       7,595
                                                                     =====         =====       =====

The accompanying notes are an integral part of these consolidated financial statements.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                    PREFERRED STOCK        COMMON STOCK   ADDITIONAL CUMULATIVE
                                                    ---------------       --------------   PAID-IN  TRANSLATION  ACCUMULATED
                                                    SHARES    AMOUNT      SHARES   AMOUNT  CAPITAL   ADJUSTMENT    DEFICIT     TOTAL
                                                    ------    ------      ------   ------  -------   ----------    -------     -----
Balances, June 30, 1994 ......................      1,230   $  6,310      2,385   $ 14,095   $--   $   (462)   $(18,947)   $    996
    Issuance of common stock for
    acquisition of Lennox and Partner GmbH ...       --         --           42         46    --       --          --            46
    Issuance of common stock .................       --         --            5          5    --       --          --             5
Exercise of stock options ....................       --         --           27         21    --       --          --            21
Translation adjustment .......................       --         --         --         --      --        (74)       --           (74)
Net income ...................................       --         --         --         --      --       --         1,647       1,647
                                                    -----      -----      -----   --------   -------   ------    ------      ------
Balances, June 30, 1995 ......................      1,230      6,310      2,459     14,167    --       (536)    (17,300)      2,641
    Issuance of common stock for
    acquisition of Lennox and Partner GmbH ...       --         --            6         19    --       --          --            19
    Exercise of stock options ................       --         --           18         16    --       --          --            16
    Issuance of common stock warrants ........       --         --         --          400    --       --          --           400
    Translation adjustment ...................       --         --         --         --      --        (45)       --           (45)
    Net loss .................................       --         --         --         --      --       --        (7,616)     (7,616)
                                                    -----      -----      -----   --------   -------   ------    ------      ------
Balances, June 30, 1996 ......................      1,230      6,310      2,483     14,602    --       (581)    (24,916)     (4,585)
    Issuance of common stock:
       Upon exercise of stock options ........       --         --          394        365    --       --          --           365
       Under Employee stock purchase plan ....       --         --           62        397    --       --          --           397
       From public offerings, net of .........       --         --        2,530     22,148    --       --          --        22,148
         issuance costs of $3.2 million
       From private offerings, net of ........       --         --          622      6,814    --       --          --         6,814
         issuance costs of $28,000
    Conversion of Preferred Stock to
    Common Stock ............................      (1,230)    (6,310)     1,230      6,310    --       --          --           --
    Tax benefit from Employee stock
    transactions ............................        --         --         --          185    --       --          --           185
    Net exercise of warrants ................        --         --          227       --      --       --          --           --
    Reincorporation into Delaware
    corporation .............................        --         --         --      (50,814)   50,814   --          --             0
    Translation adjustment ..................        --         --         --         --      --        (10)       --           (10)
    Net income ..............................        --         --         --         --      --       --         3,360       3,360
                                                    -----      -----      -----   --------   -------   ------    ------      ------
Balances, June 30, 1997 .....................       --          --        7,548   $      7   $50,814   $ (591) $(21,556)   $ 28,674
                                                    =====      =====      =====   ========   ========  ======= =========   ========

The accompanying notes are an integral part of these consolidated financial statements.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS

                                                                              Year ended          June 30,
                                                                              ----------          -------
                                                                           1995        1996        1997
                                                                           ----        ----        ----
Cash flows from operating activities:
     Net income (loss) .............................................   $  1,647      (7,616)   $  3,360
     Adjustments to reconcile net income to net cash
         provided by operating activities:
              Purchased research and development ...................       --        10,158
              Depreciation and amortization ........................      1,032       1,477       2,032
              Loss (gain) or disposal of property and equipment ....         42        --            (9)
              Provision for excess and obsolete inventory
                  and net realizable value .........................        369          28         129
              Provision for doubtful accounts ......................         67         215         172
              Exchange loss (gain) .................................       (406)        130         310
              Deferred income taxes ................................     (2,011)     (1,203)       (543)
              Changes in operating assets and liabilities:
                  Accounts receivable ..............................       (787)       (744)       (847)
                  Inventories ......................................         61         (45)        (97)
                  Prepaid expenses and other assets ................         58         (16)       (414)
                  Accounts payable .................................        128         (92)     (1,207)
                  Accrued liabilities ..............................        411        (424)        789
                  Deferred maintenance and product revenue .........      1,626       1,969         (34)
                  Other liabilities ................................       --           278         223
                                                                       --------    --------    --------
                      Net cash provided by operating
                      activities ...................................      2,237       4,115       3,864
                                                                       --------    --------    --------
Cash flows from investing activities:
     Acquisition of New Era, net of cash acquired ..................       --       (10,168)       --
     Proceeds from sale of available-for-sale securities ...........       --         2,525        --
     Acquisition of property and equipment .........................        (43)       (384)     (1,151)
     Capitalization of software development costs ..................        (30)        (90)       (349)
     Purchase of available-for-sale securities .....................     (2,475)       --          --
     Acquisition of Lennox and Partner GmbH ........................        (63)       --          --
                                                                       --------    --------    --------
                  Net cash used in investing activities ............     (2,611)     (8,117)     (1,500)
                                                                       --------    --------    --------
Cash flows from financing activities:
     Proceeds from term loan .......................................       --         3,000        --
     Proceeds from bank line of credit .............................       --         5,000
     Payments on notes payable and other ...........................     (1,226)       (630)     (4,929)
     Payments on bank line of credit ...............................       (200)     (1,300)     (5,000)
     Proceeds from issuance of preferred and common stock, net .....         21          36      29,909
                                                                       --------    --------    --------
                  Net cash provided by (used in) financing
                  activities .......................................     (1,405)      6,106      19,980
                                                                       --------    --------    --------

                      Net increase (decrease) in cash and cash
                      equivalents ..................................     (1,779)      2,104      22,344

Effect of exchange rate changes on cash ............................        189        (131)       (359)
Cash and cash equivalents, beginning of period .....................      5,738       4,148       6,121
                                                                       --------    --------    --------
Cash and cash equivalents, end of period...........................    $  4,148    $  6,121    $ 28,106
                                                                       ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interlink Computer Sciences, Inc. (the "Company") is a supplier of high-performance solutions for enterprise networked systems management. Interlink provides software and services which enable customers to use their IBM and IBM-compatible MVS mainframes as "enterprise servers" in distributed, heterogeneous client/server network environments. The Company markets and sells its software products and services primarily through its direct sales organization and to a lesser extent, through international resellers and distributors to domestic and international customers, including original equipment manufacturers. The Company's network transport products which include the IOS/390, TCPaccess, TCPaccess Fault Tolerance and SNS/NFS products, has generated substantially all of the Company's product and maintenance and consulting revenues. Total revenues from network transport products totaled $27 million, $33 million and $36.5 million during fiscal years 1995, 1996 and 1997, respectively. Total revenues from the system management applications totaled $1.0 million and $3.3 million during fiscal years 1996 and 1997, respectively. Therefore, the Company's operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of the network transport products. The life cycles of the Company's products are difficult to estimate due in part to the effect of future product enhancements and competition. A decline in demand for the Company's products as a result of competition, technological change or other factors would have a material adverse affect on the Company's business, financial condition and result of operations.

In January 1997 the Company entered into a strategic alliance with Cisco Systems, Inc.("Cisco") pursuant to which Cisco and the Company agreed to cooperate to develop certain TCP/IP software known as IOS/390. Although Interlink is an authorized reseller of the IOS/390 product, which has been available since May 13, 1997, the Company continues to independently market and sell IOS/390 and TCPaccess. Support for the IOS/390 sold through Cisco, Cisco's direct sales and reseller channels is provided by Cisco.

The Company has no significant experience working with Cisco, and the alliance with Cisco is subject to all the risks inherent in such strategic relationships including the failure of the parties to meet their respective obligations under the terms of the alliance, the risk of loss of rights to important intellectual property either jointly developed in connection with the alliance or otherwise, and the risk of a dispute over key provisions of the alliance. There can be no assurance that the parties will meet their objectives under the terms of the alliance. The failure of either the Company or Cisco to meet their obligations under the terms of the alliance would have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, either Cisco or the Company may terminate the relationship upon 90 days written notice

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after intercompany balances and transactions have been eliminated.

FINANCIAL INSTRUMENTS

  Cash equivalents are highly liquid investments with original or remaining maturities of three months or less at the date of purchase. Cash equivalents present insignificant risk of changes in value because of interest rate changes. The Company maintains its cash balances with high credit quality financial institutions and has not experienced any material losses relating to any investment instruments.


  The amounts reported for cash equivalents, receivables and other financial instruments are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates. Financial instruments that potentially subject the Company to concentrations of credit risks comprise, principally cash and cash equivalents, trade accounts receivable, and long-term debt. The Company invests its excess cash primarily in commercial paper and treasury notes that mature within one year. The carrying value of the Company's long-term debt approximates fair value as the interest rates are variable or the debt has been discounted at current interest rates.

CONCENTRATIONS

At June 30, 1996 and 1997, approximately 39%, and 9%, respectively, of the Company's cash and cash equivalents are invested in Europe with the remaining amounts invested primarily in the United States and Canada.

At June 30, 1996 and 1997, approximately 51% of the Company's trade accounts receivable are due from customers in Europe with the remaining receivables due from customers primarily in the United States and Canada. The Company performs ongoing evaluations of its customers' financial condition and does not require collateral. The Company maintains allowances for potential credit losses and such losses have been within management's expectations.

Network access from the enterprise server to the network via the Company's TCPaccess and IOS/390 products require a network controller or a Channel Interface Processor (CIP), which the Company sells to its customers. The Company's principal network controller is supplied by one company. The CIPs are supplied by Cisco. Sales of network controllers and to a lesser extent, commission from CIPs have accounted for

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

substantially all of the Company's hardware revenues to date. Total hardware revenues have accounted for 19% and 14% of product revenues in fiscal years 1996, and 1997, respectively. In addition, the Company also relies upon this company and Cisco for network controller and CIP replacement parts. If the Company were unable to purchase an adequate supply of such sole-sourced products on a timely basis, the Company could be required to design a comparable product, qualify and develop an alternative source, or redesign its products based upon different components. Furthermore, IBM could use its position as a supplier of network controllers and similar products to gain a competitive advantage over the Company. To date, the Company has not experienced difficulty or significant delay in obtaining any such sole-source products. However, there can be no assurance that the Company will not face such difficulties or delays in the future. An inability of the Company or its customers to obtain such sole-sourced controllers or similar products could significantly delay shipment of products, which could have a material adverse effect on the Company's business, financial condition and results of operation.

GOODWILL

Goodwill is amortized on a straight line basis over four years and is stated net of accumulated amortization of $165,000 and $248,000 at June 30, 1996 and 1997, respectively.

INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories are principally comprised of finished goods at June 30, 1996 and 1997.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line basis over estimated useful lives of three to five years. Leasehold improvements and property under capital leases are amortized using a straight-line basis over the shorter of their estimated useful lives or the terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in operations.

REVENUE RECOGNITION

Product Revenues

Product revenues are recognized after shipment of the product, completion of a trial period, if any, and receipt of a signed contract, if remaining obligations are insignificant, collection of the resulting receivable is probable and product returns are reasonably

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimable.   Provisions  for  estimated  product  returns,  warranty  costs  and insignificant vendor obligations are recorded at the time products are shipped.

Maintenance and Consulting Revenues

Maintenance and consulting revenues consist of maintenance and renewal fees for providing product updates, technical support and related services for software products, and training and consulting services fees. The Company unbundles a portion of its initial product license revenues related to software maintenance revenues based upon the amount charged for such services when they are sold separately. Unbundled software maintenance revenues and revenues from separately sold maintenance contracts are recognized ratably over the related service period. Consulting services revenues from contracts are generally recognized on the percentage-of-completion method. Training fees are recognized as the related services are performed.

PRODUCT DEVELOPMENT COSTS

Costs related to the conceptual formulation and design of software products are expensed as product development while costs incurred subsequent to establishing technological feasibility of software products are capitalized, if material, until general release of the product. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains convenience features required for it to be usable in a production environment and is completely documented. Amortization of capitalized software costs, which begins when products are available for general release to customers, is provided on a product-by-product basis at the greater of the amount computed using the ratio of current revenues to the total current and anticipated revenues or the straight-line basis over two years. During fiscal years 1995, 1996 and 1997 capitalized software amortization was $259,000, $32,000 and $225,000, respectively.

ADVERTISING EXPENSE

Advertising costs are expensed when incurred. In fiscal years 1995, 1996 and 1997 advertising expense was $277,000, $691,000 and $236,000, respectively.

INCOME TAXES

The Company accounts for income taxes under the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current laws and rates in effect.

FOREIGN CURRENCY TRANSLATION

  The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currency to U.S.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from such translation are reflected as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the results of operations.

COMPUTATION OF NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Dilutive common equivalent shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the "if converted" method) and stock options and warrants, using the modified treasury stock method in fiscal 1995 and 1996 and the treasury stock method in fiscal 1997. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued by the Company during the twelve months preceding the initial filing of the Company's initial public offering, using the modified treasury stock method and the public offering price per share, have been included in the calculation of net income (loss) per share for all periods presented.

RECENT PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earning Per Share, Which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. FAS 128 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.


2. ACQUISITIONS:

LENNOX AND PARTNER GMBH

During fiscal year 1995, the Company purchased all of the capital stock of Lennox and Partner GmbH ("Lennox") in exchange for 42,000 shares of the Company's common stock and cash of $63,000. Under the terms of the purchase agreement, the Company was obligated to make future cash payments to the sellers and to issue up to 6,000 additional shares of the Company's common stock to certain Lennox sellers, who after the acquisition became employees of the Company, contingent upon cumulative profitability of the subsidiary. The acquisition was accounted for as a purchase transaction and the results of operations of Lennox were included with those of the Company after July 1, 1994, the date the acquisition was consummated. During 1995, the Company paid and expensed $60,000 related to the cumulative profitability requirements and recorded goodwill of $330,000 related to the transaction. In December 1995, the cumulative profitability requirements specified in the purchase agreement were met and the Company recorded an expense totaling $216,000 related to both cash payments totaling $197,000 and the issuance of 6,000 shares of the Company's common stock with a fair value of $3.20 per share.

NEW ERA SYSTEMS SERVICES LTD.

Effective December 29, 1995, the Company acquired all of the outstanding stock of New Era Systems Services Ltd. ("New Era"), a Canadian company that develops, markets and supports storage management and software distribution products. In the transaction, the Company paid cash of approximately $11,000,000 and issued fully exercisable warrants to purchase 350,000 shares of its common stock at $3.20 per share with a fair value of $315,000 (see Note 6). In addition, in conjunction with the acquisition, the Company issued non- interest bearing notes payable to the shareholders of New Era aggregating approximately $1,300,000, net of discounts for imputed interest of $133,000 (see Note 4). These amounts resulted in a purchase price for New Era of $13,001,000 including accruals for direct acquisition costs and severance costs and certain duplicate facilities related to the planned closure of New Era's European subsidiary, all totaling approximately $500,000. At June 30, 1997, the majority of these accrued costs have been

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expended. The acquisition has been accounted for as a purchase transaction and the results of operations of New Era have been included with those of the Company since December 29, 1995, the date the acquisition was consummated.

The fair market value of the assets acquired from New Era, which was determined through established valuation techniques used in the software industry, and a summary of the consideration exchanged for these assets is as follows (in thousands):

Total purchase price................................................... $13,001
                                                                        =======

Assets acquired:
     Tangible assets, primarily cash, accounts receivable,
     property and equipment............................................   3,117
     Purchased software products.......................................   3,199
     Purchased research and development................................  10,158
Liabilities assumed ................................................... (3,473)
                                                                        -------
                                                                        $13,001
                                                                        =======

The amount allocated to purchased software products, for which technological feasibility had been established at the acquisition date, is being amortized on a straight line basis over five years. At each balance sheet date, the Company estimates the net future cash flows from its purchased software products. If such net future cash flows are less than the net book value of the purchased software products, the Company will reduce such net book value to the fair value of the software products which is generally the present value of estimated expected future cash flows using an appropriate discount rate. At June 30, 1997, the estimated net future cash flows of the purchased software products exceeded their net book value. Accumulated amortization related to purchased software products was $321,000 and $896,000 as of June 30, 1996 and 1997. The amount of the purchase price allocated to purchased research and development, which had no alternative future use and relates to products for which technological feasibility had not been established, was expensed at the acquisition date.

In addition, contingent consideration up to a total of $2,600,000 is payable in cash on January 31, 1998, upon the attainment of targeted revenue levels for New Era software products and maintenance. These amounts represent additional consideration paid for the acquisition of New Era, and up to $400,000 will be recorded as purchased software products. Amounts paid in excess of amounts allocated to purchased research and development and purchased software products will be recorded as goodwill and amortized over the remaining life of the goodwill, which is estimated at five years from the date of the acquisition. The contingent consideration due on January 31, 1997 for approximately $2,600,000 was not paid as targeted revenue levels were not attained.

Summarized below are the unaudited pro forma results of operations of the Company as though New Era had been acquired at the beginning of fiscal 1995. Adjustments have been made for the estimated increases in amortization related to purchased software,

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

increases and decreases in interest expense and income, respectively, and other appropriate pro forma adjustments.

                                                          YEAR ENDED JUNE 30,
                                                          -------------------
                                                        1995              1996
                                                        ----              ----
                                                       (in thousands, except per
                                                             share amounts)
Revenue..............................................  $29,954          $36,491
Net income (loss)....................................     (450)           2,765
Net income (loss) per share..........................    (0.07)            0.56

The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of fiscal 1995 or of future results of operations of the combined companies.

3. BALANCE SHEET DETAIL:

Property and equipment, net comprised (in thousands):

                                                                JUNE 30,
                                                                --------
                                                         1996             1997
                                                         ----             ----
Equipment............................................  $ 4,131          $ 4,876
Furniture and fixtures...............................      338              331
Leasehold improvements...............................       97              136
                                                            --              ---
                                                         4,566            5,343
                                                         -----            -----
Less accumulated depreciation and amortization.......  (3,285)           (3,667)
                                                       -------          -------
                                                       $ 1,281          $ 1,676
                                                       =======          =======

Depreciation expense was $676,000, $742,000, and $787,000 in fiscal years 1995, 1996 and 1997, respectively.

Equipment acquired under capital leases included in property and equipment above comprised (in thousands):

                                                                JUNE 30,
                                                                --------
                                                         1996             1997
                                                         ----             ----
Equipment............................................  $ 1,030           $  738
Less accumulated amortization........................     (766)            (535)
                                                         -----            -----
                                                       $   264           $  203
                                                        ======           =======

Capitalized software, net, included in other assets, comprised (in thousands):

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                JUNE 30,
                                                                --------
                                                         1996             1997
                                                         ----             ----
Capitalized software.................................    $ 454           $  438
Less accumulated amortization........................     (364)            (225)
                                                         -----           ------
                                                         $  90           $  213
                                                         =====           ======

Accrued liabilities comprised (in thousands):
                                                                JUNE 30,
                                                                --------
                                                         1996             1997
                                                         ----             ----
Accrued compensation.................................  $ 2,302          $ 2,694
Accrued income tax...................................    1,476            2,296
Other accrued liabilities............................    2,852            2,296
                                                         -----           ------
                                                       $ 6,630          $ 7,286
                                                       =======          =======
4. LONG-TERM DEBT:

OUTSTANDING LONG-TERM DEBT

As of June 30, 1997 the Company had long-term debt outstanding as follows:

Capitalized lease obligations...........................................   $209
Western Economic Development notes payable, net of discount.............    907
                                                                            ---
                                                                          1,116
                                                                         ------
Less current portion of long-term debt..................................   (314)
                                                                         ------
                                                                         $  802
                                                                         ======
The Company has leased equipment under capital lease obligations maturing through fiscal year 2002. The lease agreements require the Company to maintain liability and property insurance.

The Western Economic Development notes payable, which were assumed in conjunction with the Company's acquisition of New Era, are unsecured, non-interest bearing and are due in quarterly payments through June 2005 with accelerated principal payments required each quarter beginning in June 1996, calculated as 14% of quarterly HARBOR revenues in excess of approximately $600,000. As this criteria was not met at June 30, 1997, no accelerated payments are currently due. The notes payable are recorded net of a discount of $528,000 at June 30, 1997 based on the Company's borrowing rate of 11%, the interest rate at which long- term borrowings were available to the Company at the time of acquisition. Under the terms of these notes, the Company is required to maintain minimum equity in its Canadian subsidiary, is restricted from paying dividends and must continue to conduct certain product development operations in Western Canada until the notes are fully repaid.

At June 30, 1997, future minimum annual payments due under the long-term debt and the capital lease obligations are as follows (in thousands):

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FISCAL YEAR

                  1998.............................................$328
                  1999..............................................265
                  2000..............................................265
                  2001..............................................265
                  2002..............................................260
                  Thereafter........................................298
                                                                    ---
                                                                  1,681
                  Less amounts representing interest.............  (565)
                                                                 ------
                  Total minimum payments.........................$1,116


5. COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

The Company leases its facilities and certain equipment under various operating leases with terms ranging from month-to-month to five years. Under the terms of these leases, the Company is also responsible for taxes, insurance and utilities.

The minimum future annual rental payments as of June 30, 1997 under leases with initial or remaining non-cancelable lease terms longer than one year are as follows (in thousands):


                            FISCAL YEAR

       1998...............................................$921
       1999................................................628
       2000................................................575
       2001................................................266
       2002................................................271
       Thereafter..........................................105
                                                           ---

       Total minimum lease payments.....................$2,766

Rent expense was  $1,668,000,  $1,767,000  and  $1,668,000 in fiscal years 1995,
1996 and 1997, respectively.

CONTINGENCY

         The Company and the Company's subsidiary in France are involved in a commercial dispute with a former Italian distributor ("Claimant") of the Company's TCPaccess products. The former distributor alleged in a letter sent to the Company that the Company had breached and unlawfully terminated the agreement pursuant to which the former distributor was appointed a distributor of the Company's products in Italy and asserted other related claims against the Company. The letter demanded the former distributor's reinstatement as a distributor, the execution of a written distribution agreement setting forth the distribution arrangements between the parties, and compensation in an unspecified amount to be paid to the former distributor for the harm that it has suffered. The Company's Canadian subsidiary, New Era Systems Services Ltd., has also previously used the former distributor as a distributor of the HARBOR products in Italy pursuant to a separate agreement which was entered into between the claimant and New Era Systems Services Ltd's Irish subsidiary, Era Nua Teoranta.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On January 27, 1997 the former distributor initiated a lawsuit in Milan, Italy against New Era Systems Services Ltd., a Canadian company and wholly owned subsidiary of the Company, the Company, Interlink France S.A.R.L., a French company and wholly owned subsidiary of the Company and the Company's current distributor in Italy. The litigation is based on the Claimant's distribution of Company's HARBOR products pursuant to a distributor agreement with Era Nua Teoranta, which pre-dates the Company's acquisition of New Era Systems Services Ltd. The Company's distributor relationship with Claimant for the distribution of the Company's HARBOR products in Italy and Spain has terminated. This litigation does not involve the Cisco IOS/390 products or the TCPaccess products. Pursuant to Claimant's court documents, Claimant alleges damages for breach of contract and related tort claims in the amount of 2,500,000,000 Italian Lira (approximately $1,500,000) and requests that the defendants pay all expenses resulting from the litigation. Era Nua Teoranta has filed a lawsuit against the claimant in Ireland for recovery of amounts due on outstanding invoices and a declaration that the distributor relationship has terminated.

         On March 12, 1997 the former distributor initiated a separate lawsuit in Alameda County, California against the Company, certain employees of the Company and the Company's current Italian distributor. The litigation is based upon alleged actions taken by the Company and certain employees of the Company. Pursuant to Claimant's complaint, Claimant alleged various tort claims, including fraud, deceit, and unfair competition, in addition to statutory trade secret misappropriation, and breach of confidential relationship. Claimant is requesting that the defendants pay compensatory damages in excess of $2,000,000, unspecified punitive damages, interest, attorneys' fees, and costs of the litigation. The Company and the individual defendants moved to stay the lawsuit on grounds that all claims are subject to arbitration under the terms of the distributor agreement. The lawsuit was stayed by the Alameda County Superior Court pending arbitration of the claims. No arbitration has to date been initiated.

On August 28, 1997, a Danish distributor has made a claim against the Company asking for approximately $300,000 monetary damages caused by the Company's failure to deliver workable products on three software orders in Denmark. The claim is in the discovery stage and the Company believes it has meritorious defense against the asserted claim.

No provision for any liability that may result upon resolution of these matters has been made in the financial statements. Should the Company be unsuccessful in defending any of these claims, the Company's business, financial condition and results of operations would be materially adversely affected.

FOREIGN EXCHANGE CONTRACTS

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company occasionally enters into forward exchange contracts to mitigate the effects of balance sheet exposures to fluctuations in foreign currency exchange rates. The effects of hedges on balance sheet exposures are recognized in income when the exchange rate changes. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts.

The Company had a foreign exchange contract outstanding with a notional amount of $1,465,000 at June 30, 1996. Risk equal to the notional amount of the contract arises from the possible inability of the counter party to meet the terms of this contract. The other party to this contract is a major financial institution. The loss resulting from this contract was insignificant and was recorded in general and administrative expense. The Company did not have any foreign exchange contracts outstanding at June 30, 1997.

6. STOCKHOLDERS' EQUITY:

PREFERRED STOCK

Upon the effective date of the initial public offering on August 15, 1996, all of the Company's then outstanding preferred stock was converted to common stock on a one-for one basis.

The Board of Directors has the authority to issue preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company's stockholders.

REVERSE STOCK SPLIT

The Company elected a one-for-two reverse stock split in July 1996. This reverse stock split has been retroactively reflected in the accompanying Consolidated Financial Statements.

EQUITY INVESTMENT BY CISCO

On January 27, 1997, the Company  signed a definitive  agreement with Cisco (See
Note 1) regarding a strategic alliance to jointly market IOS/390 a software suite that extends Cisco's Internetwork Operating System (IOS) networking technologies to IBM and compatible MVS mainframes and mainframe applications. As part of the alliance, on December 12, 1996, Cisco purchased 622,000 newly-issued shares of the Company's Common Stock (approximately nine percent (9%) of the Company's then outstanding shares) for approximately $6.8 million. Total revenues from Cisco totaled approximately to 2.6 million during fiscal year 1997.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCENTIVE STOCK OPTION PLAN

The Company terminated its 1988 Stock Option Plan and replaced it with a 1992 Stock Option Plan ("1992 Plan") under which 1,955,000 shares of common stock were reserved for issuance. During the 1997, the Company increased the number of shares of common stock reserved under the 1992 plan by 150,000 shares to 2,105,000 shares. All stock options outstanding or available for grant under the 1988 Stock Option Plan were canceled or terminated, respectively. Under the 1992 Plan, incentive stock options may be granted to employees, officers and directors and non-statutory stock options to employees, officers, directors or consultants at prices not lower than 100% and 85%, respectively of the fair market value of the Company's common stock at the date of grant as determined by the Board of Directors. Furthermore, the 1992 Plan provides that options are exercisable within the times, or upon the events determined by the Board of Directors, or by a committee of the Board appointed to administer the 1992 Plan, and are exercisable no later than seven years from the date of grant. Generally, options become exercisable as to 9/48 after nine months from the date of grant and ratably thereafter over three years and three months.

DIRECTOR OPTION PLAN

At June 30, 1997 the Company reserved a total of 150,000 shares of common stock for issuance under the 1996 Director Option Plan (the "Director Plan"). The option grants under the Director Plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of the common stock on the grant date. Each non-employee director of the Company (an "Outside Director") will automatically be granted an option to purchase 15,000 shares of common stock upon joining the Board of Directors. Subsequently, each Outside Director will automatically be granted an additional option to purchase 3,750 shares of common stock at the next meeting of the Board of Directors following the annual meeting of stockholders, if on such date, such Outside Director has served on the Board of Directors for at least six months. The term of such options is ten years. As of June 30, 1997, 45,000 options have been issued under the Director Plan.

PLAN ACTIVITY

Option  activity  under the 1992 plan and the Director Plan for the fiscal years
1995, 1996, and 1997 follows:

                                                                                OUTSTANDING OPTIONS
                                                OPTIONS                         -------------------       WEIGHTED
                                               AVAILABLE                              EXERCISE         AVERAGE EXERCISE
                                               FOR GRANT            SHARES             PRICE                PRICE            AMOUNT
                                               ---------            ------             -----                -----            ------

Balances, June 30, 1994 ............            186,989             693,339         $0.70-$1.10               $0.85     $   590,000
Options reserved ...................             75,000                  --                  --                  --              --
Options granted ....................           (313,483)            313,483         $      1.10                1.10         345,000
Options exercised ..................                 --             (27,798)        $0.70-$1.10                0.76         (21,000)
Options canceled ...................            182,796            (182,796)        $0.70-$1.10                0.93        (170,000)
                                                -------             -------         -----------                ----         -------

                                         INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balances, June 30, 1995 ............            131,302             796,228          $0.70-$1.10               0.93         744,000
Options reserved ...................            980,000                  --                  --                  --              --
Options granted ....................           (355,150)            355,150         $1.10-$14.00               3.52       1,250,000
Options exercised ..................                 --             (18,564)         $0.70-$1.10               0.86         (16,000)
Options canceled ...................            114,311            (114,311)         $0.70-$1.10               1.08        (123,000)
                                                -------             -------         ------------               ----         -------

Balances, June 30, 1996 ............            870,463           1,018,503         $0.70-$14.00               1.82     $ 1,855,000
Options reserved ...................            150,000                  --                   --                 --              --
Options granted ....................           (826,239)            826,239         $5.94-$16.25               8.83       7,291,734
Options exercised ..................               --              (393,608)        $  .70-$8,00               0.93        (364,984)
Options canceled ...................            317,169            (317,169)        $ .90-$16.25               9.96      (3,160,376)
                                                -------             -------         ------------               ----       ---------
Balances, June 30, 1997 ............            511,393           1,133,965         $ .70-$16.25              $4.96     $ 5,621,374
                                                =======           =========         ============               ====      ==========

The following table summarizes information with respect to stock options outstanding at June 30, 1997:

   Options                                                                                     Options
 Outstanding                                                                                 Exercisable
 -----------                                                                                 -----------


                           Weighted
                            Average          Weighted
         Range             Remaining          Number           Average               Number             Weighted
          Of              Contractual       Outstanding        Exercise            Exercisable          Average
     Exercise Price       Life (years)     June 30, 1997        Price             June 30, 1997      Exercise Price
     --------------       ------------     -------------        -----             -------------      --------------

   $.70 - $4.00                 4.34            507,831         $1.27              375,414               $1.10
   $5.93 - $8.00                7.04            114,334          7.04               10,386                7.71
   $8.13 - $10.63               7.53            509,025          8.42               37,141                8.93
   $12.13 - $16.25              6.38              2,775         14.08                  249               14.00
                                                  -----                                ---               -----
Total                           6.05          1,133,965          5.09              423,192                1.95
                                              =========                            =======


At June 30, 1996, options to purchase 566,347 shares of common stock at a weighted exercise price of $.91 were exercisable.

In May 1997, the company offered employees the right to cancel certain outstanding stock options at original exercise prices and receive new options with a new exercise price. The new exercise price is $8.125 per share, based on the closing price of common stock on the date employees agreed to cancel their original outstanding stock options. Options to purchase a total of 257,025 shares at original exercise prices ranging from $9.00 to $16.25 per share were canceled and new options were issued in May 1997. Vesting under the new options commenced on a date six months after the original vesting start date, and occurs over a four-year period.

EMPLOYEE STOCK PURCHASE PLAN

At June 30, 1997, the Company had reserved a total of 250,000 shares of common stock for issuance under its 1996 Employee Stock Purchase Plan ("the ESPP"). Employees (including officers and employee directors at the Company) are eligible to participate if

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

they are customarily employed for at least 20 hours per week and for more than five months in any calendar year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of any employee's compensation . The purchase price of the common stock under the Purchase Plan will be equal to 85% of the lesser of the fair market value per share of common stock on the start date of the offering period or on the date on which the option is exercised. During fiscal year 1997, 62,262 shares were purchased through the ESPP. The aggregate fair value and weighted average fair value per share of purchase rights under the ESPP in fiscal year 1997 were $466,965 and $7.50 respectively.

WARRANTS

At June 30, 1997, the Company had issued fully exercisable warrants to purchase the common stock with the terms indicated:

      NUMBER                     EXERCISE
     OF SHARES                     PRICE                   EXERCISE PERIOD
     ---------                     -----                   ---------------

      213,533                      $3.20                   through December 2000
       62,500                      $3.20                   through April 2003
        6,250                     $12.80                   through April 2003

PRO FORMA STOCK-BASED COMPENSATION

The Company has elected to continue to follow the provisions of APB No. 25, "Accounting for Stock Issued to Employees", for financial reporting purposes and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Company's Stock Option Plan or ESPP. Had compensation cost for the Company's Stock Option Plan and ESPP been determined on the fair value at the grant date for awards in fiscal years 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share for the fiscal years ended June 30, 1996 and 1997 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                           Year Ended June 30,
                                                         1996              1997
                                                         ----              ----
Net Income (loss) - as reported......................   ($7,616)          $3,360
Net Income (loss) - pro forma........................   ($7,655)          $2,501
Net income (loss) per share- as reported.............    ($2.44)            $.44
Net income (loss) per share- pro forma...............    ($2.45)            $.34

The above pro-forma disclosures are not necessarily representative of the effects on reported net income for future years.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate fair value and weighted fair value per share of options granted in fiscal 1996 and 1997 were $325,962 and $3,998,180 , and $.92 and $4.84 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted assumptions:

                                                          Year Ended June 30,
                                                         1996             1997
                                                         ----             ----
Expected volatility ...........................           -%             84.5%
Risk-free interest rate .......................         5.90%            6.30%
Expected life .................................      4.82 years       4.82 years
Expected dividend yield .......................         0.00%            0.00%

The Company has also estimated the fair value for the purchase rights under the Employee Stock Purchase Plan using the Black-Scholes Option Pricing Model with the following assumptions for rights granted in 1997:

                                                          Year Ended June 30,
                                                         1996             1997
                                                         ----             ----
Expected volatility............................           -             84.50%
Risk-free interest rate........................           -              6.54%
Expected life..................................           -            0.5 years
Expected dividend yield........................           -              0.00%



7. INCOME TAXES:

Income (loss) applicable to domestic and foreign income taxes follows (in thousands):

                                                       YEAR ENDED JUNE 30,
                                                  1995          1996        1997
                                                  ----          ----        ----
     Domestic...................................   $73        $3,737     $5,953
     Foreign....................................   (50)      (11,239)      (455)
                                                   $23       $(7,502)    $5,498
                                                   ===       ========    =======


Benefit from (provision for) income taxes comprises (in thousands):

                                                         YEAR ENDED JUNE 30,
                                                       1995     1996     1997
                                                       ----     ----     ----
Current:
    Federal (net of benefit of operating loss
         carryforward of $600 in 1995, $45 in
         1996 and 1997)............................. $(580)   $(1,100)  $(2,099)
    State (net of benefit of operating loss
         carryforward of $44 in 1995, $12 in
         1996 and 1997).............................             (218)     (370)

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Foreign.........................................   193                 (232)
                                                       ---      -----     -----
                                                      (387)    (1,318)   (2,701)

Deferred:
    Federal......................................... 1,091        262       223
    State...........................................   100         91        40
    Foreign.........................................              (72)      300
                                                     -----       ----       ---
                                                     1,191        281       563
                                                     -----        ---       ---
Decrease in valuation allowance ....................   820        923
                                                       ---        ---       ---
                                                    $1,624      $(114)  $(2,138)
                                                    ======      ======  ========

The components of the deferred tax asset are as follows (in thousands):

                                                                  JUNE 30,
                                                                  --------
                                                             1996           1997
                                                             ----           ----
Deferred tax assets:
     Allowance for doubtful accounts receivable..........   $ 180       $   207
     Allowance for excess and obsolete inventories ......      50            90
     Depreciation and amortization.......................   1,092         1,083
     Accrual for warranty and other......................   1,452         1,795
     Net operating loss carryforwards....................   1,164           458
     Tax credit carryforwards ...........................      --           543
                                                               --           ---
         Total deferred tax assets ......................   3,938         4,176
Deferred tax liability:
     Purchased software products.........................  (1,321)       (1,016)
                                                           ------        ------
     Net deferred tax assets.............................  $2,617        $3,160
                                                           ======        ======


The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the (provision for) benefit from income taxes reflected in the statements of operations are as follows (in thousands):

                                                         Year Ended June 30,
                                                         -------------------
                                                     1995       1996       1997
                                                     ----       ----       ----
     United States statutory rate.................. $  (8)   $ 2,551   $ (1,873)
     State taxes, net of federal benefit ..........    (1)      (127)      (331)
     Foreign taxes, net............................   193        (72)        68
     Utilization of operating loss carryforwards...   644         --         --
     Change in valuation allowance.................   820        923         --
     Alternative minimum tax ......................    --          5         --
     Foreign sales corporation.....................    --         60         70
     Non-deductible purchased research and
         development...............................    --     (3,454)        --
     Other    .....................................   (24)        --        (72)
                                                      ---        ---        ---
                                                   $1,624     $ (114)   $(2,138)
                                                   ======     =======   ========

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has net operating loss and general business tax credit carryforwards for federal income tax purposes which may be used to reduce future taxable income, if any, and federal income tax liability, respectively. The years in which these carryforwards expire and their amounts as of June 30, 1997 are as follows:

                                                      Expiration
                                                         Date            Amounts
                                                         ----            -------
     U.S. federal net operating loss
         carryforwards............................... Through 2007    $1,346,000
     Foreign net operating loss
         carryforwards...............................    none            400,000
     Tax credit carryforwards........................ Through 2006       543,000

The Tax Reform Act of 1986 substantially changed the rules relating to net operating loss and tax credit carryforwards in the case of an ownership changes of a corporation. The Company had such an ownership change, as defined, which has limited the amount of net operating loss carryforwards that can be used in any one year to approximately $135,000.

8. SEGMENT INFORMATION:

The Company offers a suite of high-performance, network transport products and systems management applications which efficiently transport, store and protect the integrity of mission critical data and applications. Its business falls into one industry segment. No one customer accounted for more than 10% of consolidated annual revenues in fiscal years 1995, 1996 and 1997. The distribution of revenues between the United States, Canadian and European operations are as follows (in thousands):

                                                      YEAR ENDED JUNE 30,
                                                      -------------------
                                                1995         1996         1997
                                                ----         ----         ----
Revenues from unaffiliated customers:
     United States........................... $16,105     $ 19,923     $ 24,203
     Canada..................................      --        1,258        1,245
     Europe..................................  10,974       12,821       14,386
     Transfer from U.S. to Europe............   5,221        5,620        5,711
     Elimination's...........................  (5,221)      (5,620)      (5,711)
                                              -------      -------      -------
     Consolidated............................ $27,079     $ 34,002     $ 39,834
                                              =======     ========     ========

The Company assembles its systems domestically and then sells these systems to its European subsidiaries for distribution in the European market. Internal selling prices are designed to allocate operating profits to the operating entity, with sales and service profits to the sales and service entities. Consolidated income (loss) before income-taxes comprised (in thousands):

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       YEAR ENDED JUNE 30,
                                                       -------------------
                                                 1995        1996          1997
                                                 ----        ----          ----

     United States..........................     $ 73      $ 4,711      $ 5,952
     Canada.................................       --      (10,858)        (243)
     Europe.................................      (50)      (1,355)        (211)
                                                 ----      -------        -----
                                                 $ 23      $(7,502)      $5,498
                                                 ====      ========      ======

Consolidated total assets comprised (in thousands):

                                                             JUNE 30,
                                                             --------
                                                     1996                 1997
                                                     ----                 ----
     United States..............................   $10,858              $36,607
     Canada.....................................     5,857                3,561
     Europe.....................................     9,210                8,195
                                                     -----                -----
                                                   $25,925              $48,363
                                                   =======              =======

Export sales were $440,000, $305,000 and $777,000 in fiscal years 1995, 1996 and 1997, respectively.

9. SUPPLEMENTAL CASH FLOW DISCLOSURES (IN THOUSANDS):

                                                                           Year ended June 30,
                                                                      1995        1996       1997
                                                                      ----        ----       ----
Interest paid...................................................... $  309     $   591    $   192
Income taxes paid..................................................     14         890      1,743
Noncash transactions from investing and financing activities:
     Property and equipment acquired from capital lease obligations    678           -        130
     Issuance of preferred and common stock warrants...............     --          84         --
     Issuance of common stock for acquisition of Lennox and Partner
     GmbH.........................................................      46          19          -
     Reduction of property and equipment and accumulated depreciation
     for the disposal of fully depreciated assets..................      -       4,127         --
     Issuance of common stock in lieu of recruiting expenses.......      5          --         --
     Reclassification of inventory as rental equipment under
         property and equipment....................................    230          --         --
Acquisition of New Era (see Note 2):
     Assets acquired, excluding cash...............................      -       2,330         --
     Liabilities assumed...........................................      -      (3,473)        --
     Purchased software products...................................      -       3,199         --
     Purchased research and development............................      -      10,158         --
     Notes payable issued to former New Era stockholders (see Note 5)    -      (1,328)        --
     Accrued liabilities for acquisition costs.....................      -        (403)        --
     Issuance of common stock warrants.............................      -        (315)        --
                                                                         -       -----         --
         Net cash payments.........................................      -     $10,168         --
                                                                         =     =======         ==

10. EMPLOYEE BENEFIT PLAN:

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The  Company has a 401(k)  Profit  Sharing  Plan (the  "Plan")  qualified  under
Section 401(k) of the Internal Revenue Code of 1986. All full-time U.S. employees are eligible to participate in the Plan.

Each eligible employee may elect to contribute to the Plan up to 15% of the employee's annual compensation. The Company, at the discretion of its board of directors, may make matching contributions to the Plan but has not done so for fiscal years 1995, 1996 and 1997.

11. SUBSEQUENT EVENTS:

On September 18, 1997, the Company acquired NetLOCK technology, an end-to-end network security technology that encrypts data and helps prevent security break-ins and certain assets from Hughes for approximately $2,375,000 in cash and related acquisition costs of $200,000. Of the $2,375,000, $1,000,000 and $175,000 was paid to Hughes and a third party, respectively, for the technology. The remaining $1,200,000 was paid to Hughes for certain assets. In conjunction with the acquisition, the Company licensed certain core technology incorporated into the NetLOCK technology from a third party licensor. Under the terms of the license, the Company is obligated to pay royalties ranging from 3% to 9% of future NetLOCK revenues, with guaranteed minimum royalties of $2,300,000. All royalty obligations expire by 2002. As of the date of the acquisition, the NetLOCK technology had not reached technological feasibility nor did it have any future alternative use. Accordingly, the Company believes a substantial portion of the purchase price and the guaranteed minimum royalty amounts will be charged to purchased research and development in the first quarter of fiscal year 1998.

In September 1997, the, Company entered into an operating lease for facilities for the NetLOCK development efforts. Under the terms of the lease, the Company is responsible for taxes, insurance, and utilities. The future minimum payments under this operating lease are $66,000 in fiscal year 1998, $133,000 in fiscal year 1999 , $141,000 in fiscal year 2000 and $24,000 in fiscal year 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrant's Annual Meeting of Stockholders (the "Proxy Statement"). The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended June 30, 1997. For information regarding executive officers of the Company, see the information appearing under the caption "Executive Officers of the Registrant" in Part I,
Item 4a of this Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" of the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information   regarding  certain   relationships  and  related  transactions  is
incorporated   herein  by   reference   from  the  section   entitled   "Certain
Relationships and Related Transactions" of the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

The consolidated financial statements of the registrant as set forth under Item 8 are filed as part of this Annual Report on Form 10-K.

(a) (2)  Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts is filed on page -- of this Report on Form 10-K.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

The independent accountant's report with respect to the above listed financial statements and financial statement schedule listed in Items 14 (a) (1) and 14
(a) (2), respectively, is filed on page -- of this Report on Form 10-K.



Exhibit
Number
                  Exhibit
----------------- --------------------------------------------------------------

3.1*              Restated Certificate of Incorporation of the Company.

3.2*              Bylaws of the Company, as amended to date.

10.1* 1992 Stock Option Plan, as amended, and from of agreement thereto.

10.2* 1996 Employee Stock Purchase Plan, as amended, and form of agreement thereto.

10.3** 1996 Director Stock Option Plan, as amended, and form of agreement thereto.

10.4** Form of Indemnification Agreement between the Company and its officers and directors. (1)

10.5*+ OEM/Remarketing Agreement between the Company and Bus-Tech, Inc. dated February 13, 1989, as amended.

10.6*             Lease  Agreement  between  the  Company and King & Lyons dated
                  December 8, 1996.

10.7* Lease Agreement between New Era Systems Services, Ltd. and Trizec Properties Limited.

10.8*+            Software  License  and  Distribution   Agreement  between  the
                  Company and Legato Systems, Inc. dated May 10, 1996.

10.9*+ Revenue Sharing Agreement between the Company and Legato Systems, Inc. dated May 10, 1996.

10.10* Agreement and Plan of Business Acquisition by the Company, New Era Systems Services, Ltd., and Principal Shareholders of New Era Systems Services, Ltd. dated December 13, 1995, as amended.

10.12*+ Letter Agreement between the Company and Gloria Purdy dated January 18, 1996, as amended.

10.13*+ Letter Agreement between the Company and Augustus J. Berkeley dated December 9, 1994.

10.14*+ Letter Agreement between the Company and Barbara Booth dated January 16, 1996

10.18* Note and Security and Loan Agreement between the Company and Imperial Bank dated April 25, 1996.

10.19.1* Agreement between New Era Systems Services, Ltd. and The Minister of Western Economic Diversification dated September 10, 1993.

10.19.2*          Amendment to Agreement between New Era Systems Services,  Ltd.
                  and The Minister of Western Economic Diversification dated February 7, 1994.

10.19.3*          Amendment to Agreement between New Era Systems Services,  Ltd.
                  and The Minister of Western Economic Diversification dated April 29, 1994.

10.19.4*          Amendment to Agreement between New Era Systems Services,  Ltd.
                  and The Minister of Western Economic Diversification dated February 28, 1995.

10.19.5*          Amendment to Agreement between New Era Systems Services,  Ltd.
                  and The Minister of Western Economic Diversification dated June 12, 1995.

10.19.6*          Amendment to Agreement between New Era Systems Services,  Ltd.
                  and The Minister of Western Economic Diversification dated June 12, 1995.

10.19.7*          Amendment to Agreement between New Era Systems Services,  Ltd.
                  and The Minister of Western Economic Diversification dated June 23, 1995.

10.19.8*          Amendment to Agreement between New Era Systems Services,  Ltd.
                  and The Minister of Western Economic Diversification dated January 11, 1996.

10.19.9*          Amendment to Agreement between New Era Systems Services,  Ltd.
                  and The Minister of Western Economic Diversification dated January 11, 1996.

10.19.10*         Amendment to Agreement between New Era Systems Services,  Ltd.
                  and The Minister of Western Economic Diversification dated May
                  29, 1996.

10.19.11*         Amendment to Agreement between New Era Systems Services,  Ltd.
                  and The Minister of Western Economic Diversification dated May
                  29, 1996.

10.20**           Stock  Purchase   Agreement  between  the  Company  and  Cisco
                  Systems,  Inc. dated December 12, 1996.

11.1              Statement re computation of per share earnings

21.1              List of Company's subsidiaries

23.1              Consent of Coopers and Lybrand L.L.P., Independent Accountants

24.1              Power of Attorney (included on the signature page herein)

27.1              Financial Data Schedule

* Incorporated by reference from the Company's Registration Statement on Form S-1, as amended (File No. 333-05243) which became effective on August 15, 1996.

** Incorporated by reference from the Company's Report on Form 10-Q for quarter ended December 31, 1996.

+ Confidential Treatment has previously been granted for portions of this exhibit pursuant to an order of the Commission.

(b)      Reports on Form 8-K

         For the Company's quarterly period ending June 30, 1997, the Company filed current reports on Form 8-K on April 21, 1997, May 1, 1997, and May 30, 1997.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the  Board  of  Directors  and  to the  stockholders
Interlink  Computer Sciences, Inc. and Subsidiaries

Our report on the consolidated financial statements of Interlink Computer Sciences, Inc. is included on page 39 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in Item 14(a)(2) of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                           /s/COOPERS & LYBRAND L.L.P.


San Jose, California
July 21, 1997

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                      Balance at   Charged to         Balance at
                                     Beginning of  Costs and              End of
Description                             Period     Expenses   Deductions  Period
-----------                             ------     --------   ----------  ------

Allowance for Doubtful Accounts:

Year ended June 30, 1995                 $ 334      $  67      $(122)      $ 279

Year ended June 30, 1996                 $ 279      $ 215      $  48       $ 542

Year ended June 30, 1997                 $ 542      $ 172      $ (91)      $ 623

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        INTERLINK COMPUTER SCIENCES, INC.

         By:  /s/Ronald Braniff                      Date : September  29, 1997
         ----------------------
         Interim Chief Executive Officer

                               POWER OF ATTORNEY

Know all persons by these present, that each person whose signature appears below constitutes and appoints Gloria M. Purdy, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                                Date

/s/ Ronald W. Braniff    Interim Chief Executive Officer      September 29, 1997
--------------------     (Principal Executive Officer)
Ronald W. Braniff

/s/ Gloria M. Purdy      Vice President and Chief Financial   September 29, 1997
-------------------      Officer (Principal Financial and
Gloria M. Purdy          Accounting Officer)

/s/ Thomas Bredt         Chairman of the Board                September 29, 1997
----------------
Thomas Bredt

/s/Andy Fillat           Director                             September 29, 1997
--------------
Andy Fillat

/s/D. Benedict Dulley    Vice President and Director          September 29, 1997
---------------------
D. Benedict Dulley