Form 10-K/A
period 1997-08-31
INTERLINK COMPUTER SCIENCES INC
filed 1997-10-28
CIK 745597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
       [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                       DOCUMENTS INCORPORATED BY REFERENCE
      NONE

EXPLANATORY NOTE

This Report on Form 10-K/A is being filed to amend all the items in Part III of the Report on Form 10-K filed by the Registrant on September 29, 1997, to comply with instruction G (3) to the Form 10-K which allows for an amendment thereto by October 28, 1997 if a definitive proxy statement is not filed with the Commission by such date.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the Company's executive officers as of June 30, 1997 are as follows:

                                                                                                  OFFICE
                                                                                                    HELD
              NAME                  AGE            CURRENT POSITION WITH COMPANY                   SINCE
              ----                  ----           -----------------------------                   -----
Ronald W. Braniff (1)..............  61    Interim Chief Executive Officer and Director            1997
Augustus J. Berkeley (1)...........  50    Vice President of Worldwide Sales                       1995
Barbara A. Booth...................  41    Vice President of Research and Development              1992
                                           and Customer Support
D. Benedict Dulley.................  53    Vice President of the HARBOR Division and Director      1995
Gloria M. Purdy (2)................  49    Vice President, Chief Financial Officer and Secretary   1992
Michael J. Satterwhite.............  41    Vice President of Human Resources                       1996
Christopher A. Markle..............  40    Vice President of Strategic Marketing                   1996
Thomas H. Bredt....................  56    Chairman of the Board of Directors                      1990
Andrew J. Fillat...................  49    Director                                                1994

(1) Mr. Braniff resigned his position as Interim Chief Executive Officer on September 29, 1997 when Augustus J. Berkeley was named President and Chief Executive Officer.

(2) Ms. Purdy resigned her position as Vice President, Chief Financial Officer and Secretary on October 17, 1997 but is expected to remain with the Company until December 31, 1997.

Ronald W. Braniff has served as Interim Chief Executive Officer from May 1997 to September 30, 1997 and as a member of the Board of Directors since March 1993. Mr. Braniff is a private investor and software business consultant. He also serves as a director of Apsylog Inc., an application software company, Consensys Software Inc., an applications software company, and DB Star Inc., a systems development tools software company. Mr. Braniff served as President and Chief Executive Officer of ASK Computer Systems, a computer systems company from 1984 to 1989. From 1966 to 1984 he was employed by Tymshare, a networking company, and held the position of Vice President and General Manager of the Computer Systems Division. Mr. Braniff holds a B.S.M.E. from Oregon State University.

Augustus J. Berkeley served as Vice President of Worldwide Sales from January 1996 to September 1997. He also served as Vice President of North American Sales from January 1995 to December 1995. From March 1993 to January 1995, he served as Vice President of Sales and Marketing at CRAY Research Superserver Inc., a computer systems company. From May 1990 to January 1993, Mr. Berkeley served as Vice President of Marketing at Sequoia Systems, Inc., a computer systems company. Mr. Berkeley holds a B.S. in Economics and Finance from the University of Southwestern Louisiana.

Barbara A. Booth served as Vice President of Research and Development from December 1992 to October 1994 and has served as Vice President of Research and Development and Customer Support from February 1996 to the present. From September 1995 to February 1996, Ms. Booth was a business development consultant for Inter-Island Systems Development & Integration. Ms. Booth co- founded and served as Vice President of Technology for Viewpoint System Software, Inc., a client/server tools company, from June 1988 until September 1992. Ms. Booth holds a B.A. in Mathematics from the University of California at Berkeley.

D. Benedict Dully has served as Vice President of the HARBOR Division since the acquisition of New Era in December 1995 and as a member of the Board of Directors since January 1996. From August 1988 to December 1995, he served as President and Chief Executive Officer of New Era, now a wholly-owned subsidiary of the Company. Mr. Dully holds a B.S. in Mathematics from the University of Nottingham in the United Kingdom.

Gloria M.  Purdy has  served as Vice  President,  Chief  Financial  Officer  and
Secretary from June 1992 to January 1994 and January 1996 to the present. Ms. Purdy also served as Vice President of International Operations from February 1994 to September 1995 and Vice President of Business Development from October 1995 to January 1996. She served as Chief Financial Officer for Viewpoint System Software, Inc., a client/server tools company, from 1990 to 1992. Ms. Purdy holds a B.S. in Accounting from Golden Gate University.

Michael J. Satterwhite has served as Vice President of Human Resources from September 1996 to the present. From October 1995 to September 1996 he was
Worldwide Director of Human Resources for Software Publishing Corporation ("SPC"), a visual communications software company. From June 1993 to October 1995, Mr. Satterwhite was the Manager of Human Resources at SPC. From June 1992 to June 1993, he was Manager of Human Resources at Oracle Corporation, an information management software company. From 1990 to June 1992, he was Manager of recruiting and employment at International Business Machines, Inc. Mr. Satterwhite holds a B.S. in Organization Behavior from the University of San Francisco.

Christopher A. Markle has served as Vice President of Strategic Marketing from December 1996 to the present. He also served as the Company's Director of Marketing from June 1993 to December 1996 and as Director of Engineering from April 1990 to June 1993. Mr. Markle holds a B.S. in Computer Science from the Virginia Polytechnic Institute.

Thomas H. Bredt has served as a member of the Board of Directors since March 1990 and as Chairman of the Board of Directors since May 1992. Mr. Bredt has been a general partner with Menlo Ventures, a venture capital firm, from April 1986 to the present. He also serves as a director and member of the Compensation and Audit Committees of Red Brick Systems, a data warehousing company, and as a director and member of the Compensation Committee of Clarify, Inc., an applications software company. Mr. Bredt holds a Ph.D. in Computer Sciences from Stanford University, an M.E.E. from New York University and a B.S. in Engineering from the University of Michigan.

Andrew I. Fillat has served as a member of the Board of Directors since January 1994. From April 1989 to the present, Mr. Fillat has been a partner with Advent International, a management company for several venture capital and private equity funds, and from June 1995 to the present, he has served as Senior Vice President with Advent International. He serves as a director and member of the Compensation and Audit Committees of Advanced Radio Telecom, a wireless services provider company, Voxware, Inc., a voice-compression and communications company, and Lightbridge, Inc., a services and software provider to wireless carriers. Mr. Fillat holds a B.S. and M.S. in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology and an M.B.A. from Harvard Graduate School of Business Administration.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during fiscal 1997 all executive officers and directors of the Company complied with all applicable filing requirements.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth all compensation for services rendered in all capacities during the fiscal year ended June 30, 1997 awarded to, earned by, or paid to (i) the Company's Chief Executive Officer and (ii) the Company's other most highly compensated officers whose salary and bonus for such fiscal year exceeded $100,000 and who were serving as an officer of the Company as of the end of such fiscal year (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                           COMPENSATION
                                                                              AWARDS
                                                    ANNUAL                  ----------
                                                COMPENSATION(1)             SECURITIES
                                      FISCAL    ---------------              UNDERLYING          ALL OTHER
                                       YEAR      SALARY        BONUS         OPTIONS(#)       COMPENSATION(2)
                                      ------    --------      -------       ----------        ---------------
NAME AND PRINCIPAL POSITION
---------------------------
Charles W. Jepson (3).................  1997    $200,000       $104,827        114,000            $3,362
   Former President and Former Chief..  1996     190,008         95,300         29,000             1,339
   Executive Officer


Ronald W. Braniff (4).................  1997      31,000            --          63,000                --
   Interim Chief Executive Officer....  1996          --            --              --                --
Augustus J. Berkeley..................  1997     222,817 (7)    11,341          65,000 (5)         1,099
   Vice President Worldwide Sales.....  1996     305,656 (8)     8,789          30,000             4,929
Gloria M. Purdy.......................  1997     160,500        67,703          30,000             1,333
   Vice President, Chief Financial....  1996     150,000        60,000          15,000             3,759
   Officer and Secretary
Barbara A. Booth......................  1997     143,640        48,691              --               807
   Vice President of Research and
   Development and Customer Support
Christopher A. Markle.................  1997     118,834        21,821          22,500 (6)           619
   Vice President of Strategic Marketing

(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those cases where the aggregate amount to such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for such year.

(2) Includes premiums paid by the Company on life insurance policies where the Company was not the beneficiary, auto allowances and travel advances.

(3) Mr. Jepson resigned his executive officer and Director position on May 22, 1997 and has entered into a consulting relationship with the Company, whereby his options will continue to vest through November 21, 1997.

(4) Mr. Braniff assumed the position of Interim Chief Executive Officer from May 1997 to September 1997. Mr. Braniff has been compensated on a consulting basis for the remainder of the fiscal year 1997 to present.

(5) Reflects 65,000 options that were repriced in May 1997, replacing options that were granted in November 1996 and March 1997.

(6) Reflects 15,000 options that were repriced in May 1997, replacing options that were granted in December 1996.

(7)  Salary amount includes $72,817 of commissions.

(8)  Salary amount includes $205,648 of commissions.

                          OPTION GRANTS IN FISCAL 1997

  The following table sets forth information regarding the grant of stock options to each of the Named Executive Officers during the fiscal year ended
June 30, 1997.

                                      INDIVIDUAL GRANTS                            POTENTIAL REALIZABLE
                                      -----------------                               VALUE AT ASSUMED
                                 NUMBER OF   PERCENTAGE OF                             ANNUAL RATES OF
                                SECURITIES  TOTAL OPTIONS                                STOCK PRICE
                                UNDERLYING    GRANTED TO    EXERCISE                  APPRECIATION FOR
                                  OPTIONS    EMPLOYEES IN     PRICE     EXPIRATION     OPTION TERM(1)
NAME                              GRANTED     FISCAL 1997  PER SHARE(3)   DATE        5%         10%
----                              -------     -----------  ------------   ----        --         ---


Charles W. Jepson            114,000    (2)      20.0%      $  9.00      11/4/2003 $417,685   $973,384
Ronald W. Braniff             15,000    (4)       2.6%      $ 10.00      8/15/2006   94,334    239,061
                              48,000    (5)       8.4%      $  7.25      5/23/2004  141,671    330,154
Gloria M. Purdy               30,000    (2)       5.3%      $  9.00      11/4/2003  109,917    256,154
August J. Berkeley            23,000 (2)(6)       4.0%      $  8.13       5/2/2004   76,077    177,292
                              42,000 (2)(7)       7.4%      $  8.13       5/2/2004  138,923    323,750
Christopher A. Markle          7,500    (2)       1.3%      $  9.00      11/4/2003   27,479     64,038
                              15,000 (2)(8)       2.6%      $  8.13       5/2/2004   49,615    115,625

(1) This column shows the hypothetical gains or "option spreads" of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the full seven-year term of the options. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. The actual gains, if any, on the exercise of stock options will depend on the future performance of the Common Stock, the option holder's continued employment through the option period, and the date on which the options are exercised.

(2) Options vest as of 9/48th of the option shares after nine months from the vesting commencement date and as to 1/48th of the option shares each month thereafter, with full vesting occurring on the fourth anniversary of the vesting commencement date.

(3) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock. Exercise price may be paid in cash, promissory note, by delivery of already-owned shares subject to certain conditions, or pursuant to a cashless exercise procedure under which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to the Company, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes.

(4) Option was granted under the 1996 Director option plan at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Options vest as to 1/48th of the option shares each month, with full vesting occurring on the fourth anniversary of the vesting commencement date. These options expire ten years from the date of grant.

(5) Option was granted under a consulting agreement between Mr. Braniff and the Company, whereby Mr. Braniff was to act as Interim Chief Executive Officer until a full-time Chief Executive Officer was hired. Options vest as to 1/12th of the option shares each month, with full vesting occurring on the anniversary of the vesting commencement date. Options are also subject to certain acceleration clauses.

(6) Reflects options that were repriced in May 1997, replacing options granted in November 1996.


(7) Reflects options that were repriced in May 1997, replacing options granted in March 1997.

(8) Reflects options that were repriced in May 1997, replacing options granted in December 1996.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

The following table sets forth certain information regarding stock options held as of June 30, 1997 by the Named Executive Officers.

                                                      NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT
                                                      OPTIONS AT FY-End (#)           FY-End ($) (2)
                       Shares Acquired     Value      ---------------------           --------------
NAME                   on Exercise (#) Realized ($)(1)  Vested     Unvested        Vested      Unvested
                       --------------- ---------------  ------     --------        -------     --------
Charles W. Jepson........  53,000      $456,280         86,969     129,531       $577,504      $101,459
Ronald W. Braniff........                               26,958      57,042        136,510        24,115
Gloria M. Purdy..........  20,000       246,000         83,313      34,187        517,382        60,056
Augustus J. Berkeley.....  20,000       208,000         31,979      88,021        208,663       150,212
Barbara A. Booth.........                               14,167      28,333         51,355       102,707
Christopher A. Markle....   3,000        34,650         16,428      28,072         80,701         1,399

(1) "Value Realized" represents the fair market value of the underlying securities on the exercise date minus the aggregate exercise price of such options.

(2) Calculated on the basis of fair market value of the underlying securities as June 30, 1997 of $7.625 per share, the last trading day of fiscal year 1997, as reported by the Nasdaq National Market, minus the aggregate exercise price.


EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

Mr. Berkeley, Ms. Purdy and Ms. Booth each have entered into letter agreements with the Company which provide for severance payments if they are terminated without cause. Ms. Purdy will be entitled to severance payments equal to six months salary, and Mr. Berkeley and Ms. Booth will be entitled to severance payments equal to three months salary. All of the Named Executive Officers' employment with the Company is terminable at will.

DIRECTOR COMPENSATION

Members of the Company's Board of Directors that are employees of the Company do not receive compensation for their services as directors. The Company's 1996 Director Option Plan provides that options will be granted to non-employee directors of the Company pursuant to an automatic nondiscretionary grant mechanism. Upon joining the Board of Directors, each new non-employee director will automatically be granted an option to purchase 15,000 shares of Common Stock and each non-employee director will subsequently be granted an additional option to purchase 3,750 shares of Common Stock annually, each such option to be granted at the fair market value of the Common Stock on the date of grant. The initial option grant of 15,000 shares vests at a rate of 1/48th of the shares per month following the date of grant, and the subsequent option grant of 3,750 shares vests at the end of four years. In addition, the Company reimburses the reasonable travel expenses of the directors.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of August 31, 1997 by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table above, and (iv) all directors and executive officers as a group. Except as otherwise noted below, the Company knows of no agreements among its stockholders which relate to voting or investment power of its Common Stock.

                                                               COMMON STOCK        APPROXIMATE
FIVE PERCENT STOCKHOLDERS,                                     BENEFICIALLY        PERCENTAGE
DIRECTORS AND CERTAIN EXECUTIVE OFFICERS                           OWNED            OWNED (1)
----------------------------------------------------------         -----            ---------
Entities affiliated with Advent         (2)...............        447,232             5.91%
    International Corp.
    101 Federal Street
    Boston, MA  02110
Charles W. Jepson                       (3)...............        154,951             2.02
Gloria M. Purdy                         (4)...............        110,000             1.44
Ronald W. Braniff                       (5)...............         44,792             *
D. Benedict Dulley                      (6)...............         43,777             *
Augustus J. Berkeley                    (7)...............         42,051             *
Barbara A. Booth                        (8)...............         28,490             *
Thomas H. Bredt                         (9)...............         18,786             *
Christopher A. Markle                  (10)...............         18,094             *
Mickey J. Satterwhite                  (11)...............          6,771             *
Andrew I. Fillat                       (12)...............          4,375             *
All Directors and executive officers as    ...............        919,319            11.61%
a group (10 persons) (13)

*Less than 1%

(1) Applicable percentage of ownership is based on 7,565,097 shares of Common Stock outstanding as of August 31, 1997 together with applicable options for such stockholder. Beneficial ownership is determined in accordance with the rules of the


       Securities and Exchange Commission, and includes voting and investment power with respect to shares. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after August 31, 1997 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

(2) Includes 38,629 held by Adtel L.P., 21,461 shares held by Adventact L.P., 861 shares held by Advent International II L.P., 17,169 shares held by Adwest L.P., 322,029 shares held by Global Private Equity II L.P. and 47,083 shares held by Golden Gate Development and Investment L.P. (collectively "Advent International").

(3) Includes 103,775 shares subject to stock options that are exercisable within 60 days of August 31, 1997. Mr. Jepson resigned his executive officer and director position on May 22, 1997 and has entered into a consulting relationship with the Company, whereby his options will continue to vest through November 21, 1997.

(4) Includes 92,000 shares subject to stock options that are exercisable within 60 days of August 31, 1997.

(5) Includes 44,792 shares subject to stock options that are exercisable within 60 days of August 31, 1997.

(6) Includes 9,636 shares subject to stock options that are exercisable within 60 days of August 31, 1997 and warrants to purchase 11,953 shares held by Mr. Dulley and his family.

(7) Includes 40,875 shares subject to stock options that are exercisable within 60 days of August 31, 1997.

(8) Includes 17,709 shares subject to stock options that are exercisable within 60 days of August 31, 1997.

(9) Includes 4,375 shares subject to stock options that are exercisable within 60 days of August 31, 1997.

(10) Includes 18,094 shares subject to stock options that are exercisable within 60 days of August 31, 1997.

(11) Includes 6,771 shares subject to stock options that are exercisable within 60 days of August 31, 1997.

(12) Includes 4,375 shares subject to stock options that are exercisable within 60 days of August 31, 1997. Also 447,232 shares are owned by entities affiliated with Advent


       International, of which Mr. Fillat is a Senior Vice President. Mr. Fillat disclaims beneficial ownership of all such shares held by those entities.

(13) Includes 354,355 shares subject to stock options and warrants that are exercisable within 60 days of August 31, 1997.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 1997, Ron Braniff, director at the Company was appointed as the Interim Chief Executive Officer of the Company. During fiscal 1997, the Company paid approximately $31,000 as compensation for his services. In addition, he was granted 48,000 options which vest over one year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        INTERLINK COMPUTER SCIENCES, INC.

         By:  /s/Gloria Purdy:                       Date: October 27, 1997
         --------------------
         Vice President & Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                                               Date

/s/ August J.  Berkeley *     Chief Executive Officer                             October  27, 1997
-------------------------     (Principal Executive Officer)
Augustus J. Berkeley

/s/ Gloria M. Purdy           Vice President and Chief Financial                  October  27, 1997
-------------------           Officer (Principal Financial and Accounting Officer)
Gloria M. Purdy

/s/ Thomas Bredt *            Chairman of the Board                               October  27, 1997
------------------
Thomas Bredt

/s/Andy Fillat *              Director                                            October  27, 1997
----------------
Andy Fillat

/s/ Ronald W. Braniff *       Director                                            October  27, 1997
-----------------------
Ronald W. Braniff

/s/D. Benedict Dulley *       Vice President and Director                         October  27, 1997
-----------------------
D. Benedict Dulley


* /s/ Gloria M. Purdy         Attorney in Fact                                    October  27, 1997
  --------------------
  Gloria M. Purdy