Form 10-Q
period 1997-09-30
INTERLINK COMPUTER SCIENCES INC
filed 1997-11-07
CIK 745597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended September 30, 1997

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

                                   YES _X_ NO___

   7,638,423 shares of the registrant's Common stock, $0.001 par value, were outstanding as of November 1, 1997.


                                             INTERLINK COMPUTER SCIENCES, INC.
                                                      AND SUBSIDIARIES

                                                          CONTENTS

                                                                                                                       Page
                                                                                                                       ----
                                               PART I: FINANCIAL INFORMATION

Item 1.       Financial Statements
                  Condensed Consolidated Balance Sheets:
                      September 30, 1997 and June 30, 1997................................................................4
                  Condensed Consolidated Statements of Operations:
                      Three months ended September 30, 1997 and 1996......................................................5
                  Condensed Consolidated Statements of Cash Flows:
                      Three months ended September 30, 1997 and 1996......................................................6
                  Notes to Condensed Consolidated Financial Statements....................................................7

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................................................................11


                                                 PART II: OTHER INFORMATION

Item 1        Legal Proceedings..........................................................................................26
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

                                                             2

                          PART I: FINANCIAL INFORMATION


                                         INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)

                                                                                                 September 30,             June 30,
                                                                                                 -------------             --------
                                                                                                      1997                   1997
                                                                                                      ----                   ----
                                                                                                  (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .......................................................              $ 23,422               $ 28,106
     Accounts receivable, net ........................................................                 6,645                  9,752
     Inventories .....................................................................                   667                    674
     Other current assets ............................................................                 3,222                  3,332
                                                                                                    --------               --------
         Total current assets ........................................................                33,956                 41,864
Property and equipment, net ..........................................................                 2,697                  1,676
Long-term deferred tax asset .........................................................                 2,549                  1,541
Purchased software products and other non-current assets .............................                 3,052                  3,282
                                                                                                    --------               --------
         Total assets ................................................................              $ 42,254               $ 48,363
                                                                                                    ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ...............................................              $    251               $    314
     Accounts payable ................................................................                   954                  1,421
     Accrued liabilities .............................................................                 4,227                  7,286
     Deferred maintenance and product revenue ........................................                 6,625                  7,488
                                                                                                    --------               --------
         Total current liabilities ...................................................                12,057                 16,509
Long-term debt, less current portion .................................................                   868                    802
Deferred maintenance revenue .........................................................                 1,277                  1,403
Other liabilities ....................................................................                 3,112                    975
                                                                                                    --------               --------
     Total liabilities ...............................................................                17,314                 19,689
                                                                                                    --------               --------
Commitments and contingencies (Note 6)
Common stock .........................................................................                     7                      7
Additional paid-in capital ...........................................................                50,839                 50,814
Cumulative translation adjustment ....................................................                  (609)                  (591)
Accumulated deficit ..................................................................               (25,297)               (21,556)
                                                                                                    --------               --------
     Total stockholders' equity ......................................................                24,940                 28,674
                                                                                                    --------               --------
         Total liabilities and stockholders' equity ..................................              $ 42,254               $ 48,363
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

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                             Three months ended
                                                               September 30,
                                                               -------------
                                                             1997         1996
                                                             ----         ----
                                                          (unaudited)
Revenues:
       Product .........................................   $  2,833    $  4,832
       Maintenance and consulting ......................      3,482       3,893
                                                           --------    --------
              Total revenues ...........................      6,315       8,725
                                                           --------    --------
Cost of revenues:
       Product .........................................        280         685
       Maintenance and consulting ......................      1,329       1,237
                                                           --------    --------
              Total cost of revenues ...................      1,609       1,922
                                                           --------    --------

Gross profit ...........................................      4,706       6,803
                                                           --------    --------

Operating expenses:
       Product development .............................      2,318       1,901
       Sales and marketing .............................      2,778       3,064
       General and administrative ......................      1,324         912
       Purchased research and development and other ....      3,599        --
       Purchased software amortization .................        147         162
                                                           --------    --------
              Total operating expenses .................     10,166       6,039
                                                           --------    --------
Operating income (loss) ................................     (5,460)        764

Interest and other income (expense), net ...............        265         (56)
                                                           --------    --------

Income (loss) before provision income taxes ............     (5,195)        708

Benefit from (provision for) income taxes ..............      1,454        (269)
                                                           --------    --------

Net income (loss) ......................................   ($ 3,741)   $    439
                                                           ========    ========

Net income (loss) per share ............................   ($  0.50)   $    .07
                                                           ========    ========

Shares used in per share calculation ...................      7,557       6,147
                                                           ========    ========

     See accompanying notes to condensed consolidated financial statements.


                                         INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                                    Three months ended September 30,
                                                                                                           1997            1996
                                                                                                           ----            ----
                                                                                                           (unaudited)
Cash flows from operating activities:
     Net income (loss) .........................................................................         ($ 3,741)         $    439
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
              Purchased research and development and other .....................................            3,599              --
              Depreciation and amortization ....................................................              503               457
              Provision for excess and obsolete inventory ......................................              101              --
              Provision  for (reduction in) doubtful accounts ..................................               (7)               50
              Exchange loss (gain) .............................................................               65               (51)
              Deferred income taxes ............................................................           (1,080)             --
              Changes in operating assets and liabilities:
                  Accounts receivable ..........................................................            2,916             1,433
                  Inventories ..................................................................             (100)               77
                  Other assets .................................................................              343               959
                  Accounts payable .............................................................             (464)             (865)
                  Accrued liabilities ..........................................................           (3,170)           (1,195)
                  Deferred maintenance and product revenue .....................................             (944)           (1,171)
                  Other liabilities ............................................................              (65)              (88)
                                                                                                         --------          --------
                      Net cash provided by (used in) operating activities ......................           (2,044)               45
                                                                                                         --------          --------
Cash flows from investing activities:
     Acquisition of NetLOCK network security technology ........................................           (1,175)             --
     Acquisition of property and equipment .....................................................           (1,269)             (168)
     Capitalization of software development costs ..............................................             --                 (25)
                                                                                                         --------          --------
                      Net cash used in investing activities ....................................           (2,444)             (193)
                                                                                                         --------          --------
Cash flows from financing activities:
     Payments on capital lease obligations .....................................................              (68)              (65)
     Payments on notes payable and other .......................................................             (105)             (497)
     Payments on bank line of credit ...........................................................             --              (5,000)
     Proceeds from issuance of common stock, net ...............................................               26            22,133
                                                                                                         --------          --------
                      Net cash provided by (used in) financing activities ......................             (147)           16,571
                                                                                                         --------          --------

                           Net increase (decrease) in cash and cash equivalents ................           (4,635)           16,423

Effect of exchange rate changes on cash ........................................................              (49)                5
Cash and cash equivalents, beginning of period .................................................           28,106             6,121
                                                                                                         --------          --------
Cash and cash equivalents, end of period .......................................................         $ 23,422          $ 22,549
                                                                                                         ========          ========

                               See accompanying notes to condensed consolidated financial statements.

                                        6

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation:

The unaudited condensed consolidated financial statements included herein have been prepared by Interlink Computer Sciences, Inc. and its subsidiaries (collectively, the "Company") in accordance with generally accepted accounting principles and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. The Notes to the Consolidated Financial Statements contained in the fiscal year 1997 report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements. The consolidated results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending June 30, 1998. The June 30, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Inventories:

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories are principally comprised of finished goods at September 30, 1997 and June 30, 1997.

3.   NetLOCK Network Security Technology Acquisition:

On September 18, 1997, the Company acquired NetLOCK technology, an end-to-end network security technology that encrypts data and helps prevent security break-ins and certain assets from Hughes Aircraft Company for approximately $2,144,000 in cash and incurred related acquisition costs of $300,000. The Company also licensed certain core technology that is incorporated into the NetLOCK technology from a third party licensor. Under the terms of the license agreement, the Company paid an up front fee of $175,000 and is obligated to pay royalties ranging from 3% to 9% of future NetLOCK revenues on an ongoing basis, with guaranteed future minimum royalties of $2,300,000 through 2002. As of the date of the acquisition, the NetLOCK technology had not reached technological feasibility nor did it have any future alternative use. Accordingly, $3.1 million has been recorded as purchased research and development, which consists of the amount of the purchase price allocated to purchased research and development and the guaranteed minimum royalty payments, net of discount of $724,000, and the $175,000 paid to the third party licensor. The remaining portion of the purchase price of $1,144,000 has been recorded as property and equipment. In conjunction with the NetLOCK technology purchase, the Company employed approximately 25 people and entered into an operating lease for facilities with a third party. The related employee and facility costs have been included in the Company's results of operations from the date of the acquisition of the technology.

Under the terms of the NetLOCK operating lease, the Company is obligated to make future minimum lease payments of $364,000 through fiscal 2001.

4. Write-Down of Purchased Software Products Related to the Acquisition of New Era Systems Services LTD.:

On December 29, 1995, the Company acquired all of the outstanding stock of New Era Systems Services Ltd. ("New Era"), a Canadian company that develops, markets and supports storage management and software distribution products and recorded $3.2 million as purchased software products. During the quarter ended September 30, 1997 revenue expectations for the storage management and software distribution products declined due to the sales force focusing on NetLOCK as the primary application product of the future and IBM gaining market share through its ADSM product. As a result, the Company determined that the recorded amount for purchased software had been impaired and recorded a loss of approximately $550,000, the amount by which the recorded intangible at September 30, 1997 exceeded the present value of the estimated future net cash flows.

5.   Computation of Net Income (Loss) Per Share:

Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Dilutive equivalent shares consist of the incremental common shares issuable upon conversion of stock options and warrants, using the treasury stock method in all periods.

6.   Contingencies:

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

On January 27, 1997 the former distributor initiated a lawsuit in the Court of Milan in Milan, Italy against New Era Systems Services Ltd., a Canadian company and wholly owned subsidiary of the Company, the Company, Interlink France S.A.R.L., a French company and wholly owned subsidiary of the Company and the Company's current distributor in Italy. The litigation is based on the Claimant's distribution of Company's HARBOR products pursuant to a distributor agreement with Era Nua Teoranta, which pre-dates the Company's acquisition of New Era Systems Services, Ltd. The Company's distributor relationship with Claimant for the distribution of the Company's HARBOR products in Italy and Spain has terminated. This litigation does not involve the Cisco IOS/390 products or the TCPaccess products. Pursuant to Claimant's court documents, Claimant alleges damages for breach of contract and related tort claims in the amount of 2,500,000,000 Italian Lira (approximately $1,500,000) and requests that the defendants pay all expenses resulting from the litigation. Era Nua Teoranta has filed a lawsuit against the claimant in Ireland for recovery of amounts due on outstanding invoices and a declaration that the distributor relationship has terminated.

On March 12, 1997 the former distributor initiated a separate lawsuit in Alameda County, California against the Company, certain employees of the Company and the Company's current Italian distributor. The litigation is based upon alleged actions taken by the Company and certain employees of the Company. Pursuant to Claimant's complaint, Claimant alleged various tort claims, including fraud,
deceit,  and  unfair   competition,   in
addition to statutory trade secret misappropriation, and breach of confidential relationship. Claimant is requesting that the defendants pay compensatory damages in excess of $2,000,000, unspecified punitive damages, interest, attorneys' fees, and costs of the litigation. The Company and the individual defendants moved to stay the lawsuit on the grounds that all claims are subject to arbitration under the terms of the distributor agreement. The lawsuit was stayed by the Alameda County Superior Court pending arbitration of the claims. No arbitration has to date been initiated.

On August 28, 1997, a Danish distributor has made a claim against the Company asking for approximately $300,000 in monetary damages caused by the Company's failure to deliver workable products on three software orders in Denmark. The claim is in the discovery stage and the Company believes it has meritorious defenses to the asserted claim.

No provision for any liability that may result upon resolution of these matters has been made in the financial statements nor can an estimate be made of the range of loss. Should the Company be unsuccessful in defending any of these claims, the Company's business, financial condition and results of operations would be materially adversely affected.

7.   Supplemental Cash Flow Disclosures (in thousands):
                                                                                    Three months ended September 30,
                                                                                           1997             1996
                                                                                           ----             ----
     Interest paid...........................................................                $5             $158
     Income taxes paid.......................................................            $1,205             $909
     Non cash transactions from financing activities:
         Conversion of preferred stock to common
              stock in connection with initial public offering...............               --            $6,310
         Liabilities assumed in connection with the purchase of the
              NetLOCK network security technology............................            $1,876              --

8.  Concentrations of  Revenues:

During the quarter ended September 30, 1997, 13% of the Company's total revenues were derived from sales to and through Cisco Systems, Inc. ("Cisco"). During the quarter ended September 30, 1996, no one customer accounted for more than 10% of total revenues.

9.  Recent Pronouncements:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earning Per Share, which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share, and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, which delineates the accounting for software product and maintenance revenues. SOP 97-2 supersedes the Accounting Standards Executive Committee Statement of Position 91-1, Software Revenue Recognition, and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is evaluating the requirements of SOP 97-2 and the effects, if any on the Company's current revenue recognition policies.

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

In January 1997 the Company entered into a strategic alliance with Cisco pursuant to which Cisco and the Company agreed to cooperate to develop certain TCP/IP software known as IOS/390. Although Interlink is an authorized reseller of the IOS/390 product, which has been available since May 13, 1997, the Company continues to independently market and sell IOS/390 and TCPaccess. Support for the IOS/390 sold through Cisco and Cisco's reseller channels is provided by Cisco. In August 1997 the Company signed a reseller agreement with Cisco for the Cisco IOS for S/390 software and the Cisco 7505 and 7513 router products. In October 1997 the Company modified the definitive agreement with Cisco which clarified the research and development investment and modified the sales and marketing processes.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, certain condensed consolidated statement of operations data for the periods indicated:

                                                                 Three months
                                                             ended September 30,
                                                             -------------------
                                                               1997        1996
                                                               ----        ----
Revenues:
     Product .............................................      44.9%      55.4%
     Maintenance and consulting ..........................      55.1       44.6
                                                               -----      -----
         Total revenues ..................................     100.0      100.0
                                                               -----      -----

Cost of revenues:
     Product .............................................       4.4        7.9
     Maintenance and consulting ..........................      21.1       14.2
                                                               -----      -----
         Total cost of revenues ..........................      25.5       22.1
                                                               -----      -----

Gross profit .............................................      74.5       77.9

Operating expenses:
     Product development .................................      36.7       21.8
     Sales and marketing .................................      44.0       35.1
     General and administrative ..........................      21.0       10.5
     Purchased research and development and other ........      57.0
     Purchased software amortization .....................       2.3        1.8
                                                               -----      -----
         Total operating expenses ........................     161.0       69.2
                                                               -----      -----

Operating income (loss) ..................................     (86.5)       8.7
Interest and other income (expense), net .................       4.2        (.6)
                                                               -----      -----
     Income (loss) before income taxes ...................     (82.3)       8.1
Provision for (benefit from) income taxes ................     (23.0)       3.1
                                                               -----      -----
     Net income (loss) ...................................     (59.2)%      5.0%
                                                               =====      =====

Cost of sales as a percentage of the related revenues:
     Product .............................................       9.9%      14.2%
     Maintenance and consulting ..........................      38.2%      31.8%

Revenues:

Total revenues were $6.3 million and $8.7 million for the three months ended September 30, 1997 and 1996, respectively, representing a decrease of 28%. Product sales were $2.8 million and $4.8 million for the three months ended September 30, 1997 and 1996, respectively, representing a decrease of 41%. This decrease was primarily due to slower development in the selling relationship with Cisco and that international sales were 78% lower than in the first quarter of fiscal year 1997. Additionally, there was a decrease in HARBOR product revenue of $500,000 in the three months ended September 30, 1997 versus the three months ended September 30, 1996. Maintenance and consulting revenues were $3.5 million and $3.9 million for the three months ended September 30, 1997 and 1996, respectively, representing an decrease of 11%. This decrease resulted principally from a decrease in maintenance revenues from the DECnet product line.

Cost of Revenues:

Product. Cost of revenues from product sales consists primarily of hardware, product media, documentation and packaging costs. Cost of revenues for product sales was $280,000 and $685,000, representing 10% and

14% of total product revenues for the three months ended September 30, 1997 and 1996, respectively. This percentage decrease was due to a reduction in third-party revenue and a decline in hardware revenue, which carry higher product costs as a percentage of their respective revenues.

Maintenance and Consulting. Cost of revenues from maintenance and consulting consists primarily of personnel related costs incurred in providing telephone support and software updates. Cost of revenues from maintenance and consulting was $1.3 million and $1.2 million, representing 38% and 32% of total maintenance and consulting revenues for the three months ended September 30, 1997 and 1996, respectively. This increase in maintenance and consulting costs as a percentage of the related revenue is due to lower revenues with costs remaining consistent as the majority of costs is headcount driven.

Operating Expenses:

Total operating expenses were $10.2 million and $6.0 million, representing 161% and 69% of total revenues for the three months ended September 30, 1997 and 1996, respectively. The increase in total operating expenses is primarily due to the purchased research and development expense relating to the acquisition of the NetLOCK network security technology. See further discussion below.

Product Development. Product development expenses consist primarily of personnel related costs. Product development expenses were $2.3 million and $1.9 million, representing 37% and 22% of total revenues for the three months ended September 30, 1997 and 1996, respectively. This increase in product development expenses resulted from the expansion of the Company's product line as a result of the acquisition of NetLOCK network security technology and ongoing product development efforts. The Company believes that research and development expenses will increase in absolute dollars in the future primarily due to expansion of the Company's product line as a result of the acquisition of the NetLOCK network security technology, alliance with Cisco to further develop IOS/390 and other anticipated product development efforts.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, the fixed costs of worldwide sales offices, and promotional costs. The Company sells through its direct sales force, resellers and distributors. The direct channel produced 86% and 80% of product revenues for the three months ended September 30, 1997 and 1996, respectively. Sales and marketing expenses were $2.8 million and $3.1 million, representing 44% and 35% of total revenues for the three months ending September 30, 1997 and 1996, respectively. The decrease in absolute dollars was a result of lower commission expense on lower revenues.

General and Administrative. General and administrative expenses include personnel and other costs of the finance, human resources and administrative departments of the Company. General and administrative expenses were $1.3 million and $900,000, representing 21% and 11% of total revenues for the three months ended September 30, 1997 and 1996, respectively. The increase in absolute dollars was a result of higher legal costs, recruiting costs, and allowances for doubtful accounts.

Purchased Research and Development and Other. Purchased research and development and other was $3.6 million, representing 57% of total revenues for the three months ended September 30, 1997. There were no purchased research and development and other expense for the three months ended September 30, 1996. The increase relates to a one-time write-off of $3.1 million of purchased research and development related to the NetLOCK network security technology acquisition in September 1997 and a write-down of $550,000 of purchased software products relating to the acquisition of New Era. (See Notes 3 and 4 to Condensed Consolidated Financial Statements)

Interest and Other Income (Expense) Net. Net interest and other income (expense) was $265,000 and ($56,000) for the three months ended September 30, 1997 and 1996, respectively. The increase in interest income and decrease in interest expense was due primarily to a reduction of bank borrowings related to the New Era Acquisition and interest earned on cash during the quarter.

Benefit from (Provision for) Income Taxes. The income tax provision was $1.5 million and ($269,000) for the three months ended September 30, 1997 and 1996, respectively. The effective tax rate was approximately 28% and 39% for the three months ended September 30, 1997 and 1996, respectively. Decrease in the effective tax rate is due to an operating loss experienced during the quarter.

Recent Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earning Per Share, which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share, and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, which delineates the accounting for software product and maintenance revenues. SOP 97-2 supersedes the Accounting Standards Executive Committee Statement of Position 91-1, Software Revenue Recognition, and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is evaluating the requirements of SOP 97-2 and the effects, if any on the Company's current revenue recognition policies.

Liquidity and Capital Resources

Working capital was $21.9 million and $25.4 million at September 30, 1997 and June 30, 1997, respectively. Decrease in working capital was primarily due to $2.6 million relating to the acquisition of NetLOCK network security technology and certain assets and a net loss for the quarter.

For the three months ended September 30, 1997, net cash used in operating activities resulted primarily from a net loss, decrease in accrued liabilities, decrease in deferred maintenance and product revenue, and an increase in the deferred tax asset, partially offset by a decrease in accounts receivable and a write-off of purchased research and development. For the three months ended September 30, 1996, net cash provided by operations resulted primarily from net income, depreciation and amortization, decrease in accounts receivable and other assets, partially offset by a decrease in accounts payable, decrease in accrued liabilities and a decrease in deferred maintenance and product revenue.

For the three months ended September 30, 1997, the Company's investing activities have consisted primarily of the acquisition of NetLOCK network security technology and purchases of property and equipment. For the three months ended September 30, 1996, the Company's investing activities consisted primarily of purchases of property and equipment.

For the three months ended September 30, 1997, the Company's financing activities have consisted primarily of payments on capital lease obligations and payments on notes payable. For the three months ended September 30, 1996, the Company's financing activities consisted of proceeds from the initial public offering partially offset by payments on the Company's bank line of credit.

At September 30, 1997, the Company had $23.4 million in cash and cash equivalents. The Company had $6.6 million in accounts receivable, net of allowance for doubtful accounts, and $7.9 million of unearned revenues, majority of which are expected to be earned over the 12 month period following September 30, 1997.

The Company believes that its current cash and cash equivalents balance and its cash flow from operations, if any, will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control, and include the following:

Dependence on Strategic Relationships

Alliance with Cisco. In January 1997 the Company entered into a strategic alliance with Cisco pursuant to which Cisco and the Company agreed to cooperate to develop the IOS/390 product, which has been available since May 13, 1997. In August 1997 the Company signed a reseller agreement with Cisco for the Cisco IOS for S/390 software and the Cisco 7505 and 7513 router products. In October 1997 the Company modified the definitive agreement with Cisco which clarified the research and development investment and modified the sales and marketing processes. Cisco has not guaranteed the Company any minimum sales revenues in connection with its sales of the IOS/390 product, and there can be no assurance that the Company will receive any revenues therefrom. Based on the amended agreement, marketing for the IOS/390 product is performed independently by each Company. The Company does not know at this time what effect this sales and marketing relationship will have on the sales cycle and on obtaining current sales information for planning purposes. In addition, customer price quotes are managed by Cisco.

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

In addition, the Company has received notice of a claim from its distributor in Denmark which if successful could result in money damages of up to $300,000. (See Note 6 to the Condensed Consolidated Financial Statements)

Dependence on Current Products

During the three months ended September 30, 1997 and 1996, sales of the network transport products, excluding maintenance and hardware, accounted for approximately 31% and 34%, and, including related maintenance and hardware, accounted for approximately 88% and 85%, respectively, of the Company's total revenues. The Company's operating results have historically been significantly dependent upon sales of the network transport products. A portion of the maintenance revenues are from historical customers of the Company's DECnet product. The Company no longer actively markets the DECnet product, and maintenance revenues from DECnet customers have declined each year since the fiscal year ended June 30, 1993, and are expected to continue to decline.

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

Dependence on Key Personnel

The Company is highly dependent on the continued service of, and on its ability to attract and retain, qualified technical, sales, marketing and managerial personnel. The Company's Vice President and Chief Financial Officer, Gloria Purdy, tendered her resignation on October 17, 1997 and agreed to remain with the Company until December 31, 1997. Barbara Booth, Vice President of Research and Development and Customer Support has relocated from the Company's headquarters to Brea, California to manage the Company's NetLOCK acquisition. The Company's Vice President of Sales and Marketing, Augustus Berkeley, was promoted to President and Chief Executive Officer in September 1997. While the Company intends to fill these positions, experienced executive-level sales, marketing, finance, customer support and research and development professionals in the Company's industry are in high demand and may not be attracted and retained on terms advantageous to the Company. The competition for qualified personnel in the software industry (including engineers skilled in MVS operating systems) is intense, and the loss of any such persons, as well as the failure to recruit additional key personnel in a timely manner, could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. The Company has employment agreements with certain executive officers, but such agreements do not ensure their continued service to the Company or prevent their competition with the Company following a termination of employment. The Company does not maintain key man life insurance on the lives of its key employees.

New TCP/IP Products and Rapid Technological Change

The markets for the Company's network transport products and systems management applications are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The Company believes that its future success will depend upon its ability to develop, manufacture and market products which meet changing user needs, to continue to enhance its products and to develop and introduce in a timely manner new products that take advantage of technological advances, keep pace with emerging industry standards, and address the increasingly sophisticated needs of its customers. There can be no assurance whether TCP/IP will continue to be accepted as a communications protocol on client/server networks. Furthermore, there can be no assurance that the Company will be successful in acquiring, developing or marketing, on a timely basis, product enhancements or new products (including the IOS/390 product and the NetLOCK technology), either independently or with strategic partners, that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of these products, or that any such new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. The Company's failure or inability to adapt its products to technological changes or to acquire or develop new products successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Reliance on and Risks Associated with International Sales

During the three months ended September 30, 1997 and 1996, 28% and 51%, respectively, of the Company's total revenues were derived from sales to international customers. Such a decrease in sales is indicative of the risks associated with international sales and there can be no assurance that such a decrease will not occur again in the future. The Company's international sales have been primarily to European markets, and sales are generally denominated in local currencies. Some of the Company's international subsidiaries have been restructured to act as resellers of the IOS/390 product. To the extent this restructuring is unsuccessful, the Company's results of operations could be adversely affected. Although the Company plans to focus its initial NetLOCK sales efforts on the U.S. market, the regulatory environment with respect to sales of NetLOCK to international customers is complex and uncertain. Should the Company wish to sell NetLOCK internationally it may be unable to do so or may be required to incur considerable regulatory costs to do so. Sales to international customers are subject to additional risks including longer receivables collection periods, greater difficulty in accounts receivable collection, failure of distributors to report sales of the Company's products, political and economic instability, nationalization, trade restrictions, the impact of possible recessionary environments in economies outside the United States, reduced protection for intellectual property rights in some countries, currency fluctuations and tariff regulations and requirements for export licenses. There can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Substantially all of the Company's distribution and other agreements with international distributors require any dispute between the Company and any distributor to be settled by arbitration. Under these agreements, the party bringing the action, suit or claim is required to conduct the arbitration in the domicile of the defendant. The result is that, if the Company has a cause of action against a party, it may not be feasible for the Company to pursue such action, as arbitration in a foreign country could prove to be excessively costly and have a less certain outcome depending on the laws and customs in the foreign country. These international factors could have a material adverse effect on future sales of the Company's products to international end users and, consequently, the Company's business, financial condition and results of operations.

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

                           PART II: OTHER INFORMATION


ITEM 1.               Legal Proceedings

                      Incorporated by reference from the Notes to Condensed Consolidated Financial
                      Statements provided in Part I hereto.



ITEM 6.               Exhibits and Reports on Form 8-K

                      (a) Exhibit 11.1                        Statement Regarding Computation of Net Income
                                                              (Loss) Per Share

                      (b) Exhibit 27                          Financial Data Schedule
                                                              (EDGAR version only)

                      (c) Reports on Form 8-K                 No reports on Form 8-K were filed during the quarter ended
                                                              September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 1997               INTERLINK COMPUTER SCIENCES INC.
                                     AND SUBSIDIARIES
                                     (Registrant)


                                     By: /s/ Gloria M. Purdy
                                         -------------------
                                         Gloria M. Purdy
                                         Chief Financial Officer and Secretary

                                     By: /s/ Augustus J. Berkeley
                                         ------------------------
                                         Augustus J. Berkeley
                                         President and Chief Executive Officer