Form 10-Q
period 1997-12-31
INTERLINK COMPUTER SCIENCES INC
filed 1998-02-13
CIK 745597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1997

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

                                   YES X NO__


      7,984,233 shares of the registrant's Common stock, $0.001 par value, were outstanding as of February 2, 1998.

                                                 INTERLINK COMPUTER SCIENCES, INC.
                                                          AND SUBSIDIARIES

                                                              CONTENTS
                                                                                                                       Page
                                                                                                                       ----
                                                   PART I: FINANCIAL INFORMATION
Item 1.       Financial Statements
                  Condensed Consolidated Balance Sheets:
                      December 31, 1997 and June 30, 1997.................................................................4
                  Condensed Consolidated Statements of Operations:
                      Three and six months ended December 31, 1997 and 1996...............................................5
                  Condensed Consolidated Statements of Cash Flows:
                      Six months ended December 31, 1997 and 1996.........................................................6
                  Notes to Condensed Consolidated Financial Statements....................................................7

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................................................................11


                                                     PART II: OTHER INFORMATION

Item 1.       Legal Proceedings..........................................................................................25
Item 6.       Exhibits and Reports on Form 8-K...........................................................................25

Signatures    ...........................................................................................................26

                          PART I: FINANCIAL INFORMATION

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                                    December 31,  June 30,
                                                                        1997        1997
                                                                      --------    --------
                                                                    (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ....................................   $ 21,115    $ 28,106
     Accounts receivable, net .....................................      8,069       9,752
     Inventories ..................................................        620         674
     Current deferred tax asset ...................................      7,140       2,092
     Other current assets .........................................        885       1,240
                                                                      --------    --------
         Total current assets .....................................     37,829      41,864
Property and equipment, net .......................................      2,726       1,676
Long-term deferred tax asset ......................................      2,195       1,541
Purchased software products and other non-current assets ..........      1,299       3,282
                                                                      --------    --------
         Total assets .............................................   $ 44,049    $ 48,363
                                                                      ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ............................   $     30    $    314
     Accounts payable .............................................      1,523       1,421
     Accrued liabilities ..........................................      5,664       7,286
     Deferred maintenance and product revenue .....................      6,874       7,488
                                                                      --------    --------
         Total current liabilities ................................     14,091      16,509
Long-term debt, less current portion ..............................        147         802
Deferred maintenance revenue ......................................      1,052       1,403
Other liabilities .................................................      2,662         975
Liabilities retained in connection with sale of HARBOR product line      1,232        --
                                                                      --------    --------
         Total liabilities ........................................     19,184      19,689
                                                                      --------    --------
Commitments and contingencies (Note 6)
Common stock ......................................................          7           7
Additional paid-in capital ........................................     51,126      50,814
Cumulative translation adjustment .................................       (522)       (591)
Accumulated deficit ...............................................    (25,746)    (21,556)
                                                                      --------    --------
     Total stockholders' equity ...................................     24,865      28,674
                                                                      --------    --------
         Total liabilities and stockholders' equity ...............   $ 44,049    $ 48,363
                                                                      ========    ========

     See accompanying notes to condensed consolidated financial statements.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                                   Three months ended      Six months ended
                                                       December 31,           December 31,
                                                    -----------------      -----------------
                                                    1997        1996        1997        1996
                                                  --------    --------    --------    --------
                                                      (unaudited)             (unaudited)
Revenues:
      Product .................................   $  3,388    $  5,960    $  6,221    $ 10,792
      Maintenance and consulting ..............      3,360       3,673       6,842       7,566
                                                  --------    --------    --------    --------
            Total revenues ....................      6,748       9,633      13,063      18,358
                                                  --------    --------    --------    --------

Cost of revenues:
      Product .................................        348         678         628       1,363
      Maintenance and consulting ..............      1,176       1,209       2,505       2,446
                                                  --------    --------    --------    --------
            Total cost of revenues ............      1,524       1,887       3,133       3,809
                                                  --------    --------    --------    --------

Gross profit ..................................      5,224       7,746       9,930      14,549
                                                  --------    --------    --------    --------

Operating expenses:
      Product development .....................      3,233       1,969       5,551       3,870
      Sales and marketing .....................      3,020       3,194       5,798       6,258
      General and administrative ..............      1,933       1,107       3,257       2,019
      Purchased research and development and
         product amortization .................        117         139       3,863         301
      Loss on sale of HARBOR product line .....      2,171        --         2,171        --
                                                  --------    --------    --------    --------
            Total operating expenses ..........     10,474       6,409      20,640      12,448
                                                  --------    --------    --------    --------

Operating income (loss) .......................     (5,250)      1,337     (10,710)      2,101

Interest and other income, net ................        255         144         520          88
                                                  --------    --------    --------    --------

Income (loss) before provision for income taxes     (4,995)      1,481     (10,190)      2,189

Benefit from (provision for) income taxes .....      4,546        (578)      6,000        (847)
                                                  --------    --------    --------    --------

Net income (loss) .............................   ($   449)   $    903    ($ 4,190)   $  1,342
                                                  ========    ========    ========    ========

Net income (loss) per share:
     Basic ....................................   ($   .06)   $    .14    ($   .55)   $    .23
                                                  ========    ========    ========    ========
     Diluted ..................................   ($   .06)   $    .12    ($   .55)   $    .19
                                                  ========    ========    ========    ========

Shares used in per share calculation:
     Basic ....................................      7,615       6,492       7,586       5,740
     Diluted ..................................      7,615       7,671       7,586       6,886

     See accompanying notes to condensed consolidated financial statements.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                                                 Six months ended December 31,
                                                                                                          1997       1996
                                                                                                        --------    --------
                                                                                                           (unaudited)
Cash flows from operating activities:
     Net income (loss) ..............................................................................   ($ 4,190)   $  1,342
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
              Purchased research and development and other ..........................................      3,599        --
              Loss on sale of HARBOR product line ...................................................      2,171        --
              Depreciation and amortization .........................................................      1,092         848
              Provision for excess and obsolete inventory ...........................................        122        --
              Provision  for doubtful accounts ......................................................         43         100
              Exchange loss .........................................................................         50         (32)
              Deferred income taxes .................................................................     (6,161)       --
              Changes in operating assets and liabilities:
                  Accounts receivable ...............................................................      2,319        (195)
                  Inventories .......................................................................        (70)       (623)
                  Other assets ......................................................................       (368)      1,027
                  Accounts payable ..................................................................        107        (133)
                  Accrued liabilities ...............................................................     (1,878)       (618)
                  Deferred maintenance and product revenue ..........................................       (551)       (713)
                  Other liabilities .................................................................       (115)       (156)
                                                                                                        --------    --------
                      Net cash provided by (used in) operating activities ...........................     (3,830)        847
                                                                                                        --------    --------
Cash flows from investing activities:
     Acquisition of NetLOCK network security technology .............................................     (1,175)       --
     Acquisition of property and equipment ..........................................................     (2,007)       (714)
     Capitalization of software development costs....................................................       --           (56)
                                                                                                        --------    --------
                      Net cash used in investing activities .........................................     (3,182)       (770)
                                                                                                        --------    --------
Cash flows from financing activities:
     Payments on capital lease obligations ..........................................................        (32)       (130)
     Payments on notes payable and other ............................................................       (147)     (2,915)
     Payments on bank line of credit ................................................................       --        (5,000)
     Proceeds from issuance of common stock, net ....................................................        313      29,012
                                                                                                        --------    --------
                      Net cash provided by financing activities .....................................        134      20,967
                                                                                                        --------    --------

                           Net increase (decrease) in cash and cash equivalents .....................     (6,878)     21,044

Effect of exchange rate changes on cash .............................................................       (113)       (104)
Cash and cash equivalents, beginning of period ......................................................     28,106       6,121
                                                                                                        --------    --------
Cash and cash equivalents, end of period ............................................................   $ 21,115    $ 27,061
                                                                                                        ========    ========

     See accompanying notes to condensed consolidated financial statements.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation:

The unaudited condensed consolidated financial statements included herein have been prepared by Interlink Computer Sciences, Inc. and its subsidiaries (collectively, the "Company") in accordance with generally accepted accounting principles and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. The Notes to the Consolidated Financial Statements contained in the fiscal year 1997 report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements. The consolidated results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending June 30, 1998. The June 30, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Inventories:

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories are principally comprised of finished goods at December 31, 1997 and June 30, 1997.

3. NetLOCK Network Security Technology Acquisition:

On September 18, 1997, the Company acquired the NetLOCK technology, an end-to-end network security technology, that encrypts data and helps prevent security break-ins, and certain assets from Hughes Aircraft Company for approximately $2,144,000 in cash and incurred related acquisition costs of $300,000. The Company also licensed certain core technology that is incorporated into the NetLOCK technology from a third party licensor. Under the terms of the license agreement, the Company paid an up front fee of $175,000 and is obligated to pay royalties ranging from 3% to 9% of future NetLOCK revenues on an ongoing basis, with guaranteed future minimum royalties of $2,300,000 through 2002. As of the date of the acquisition, the NetLOCK technology had not reached technological feasibility nor did it have any future alternative use. Accordingly, $3.1 million has been recorded as purchased research and development, which consists of the amount of the purchase price allocated to purchased research and development and the guaranteed minimum royalty payments, net of present value discount of $724,000. The remaining portion of the purchase price of $1,144,000 has been recorded as property and equipment. The Company has recorded a tax benefit equal to 28% of its losses before income taxes with the exception of a $1.2 million tax benefit recorded related to the charge to operations for purchased research and development. In conjunction with the NetLOCK technology purchase, the Company employed approximately 25 people and entered into an operating lease for facilities with a third party. The related employee and facility costs have been included in the Company's results of operations from the date of the acquisition of the technology.

Under the terms of the NetLOCK facility operating lease, the Company is obligated to make monthly future minimum lease payments totaling $364,000 through fiscal 2001.

4. Write-Down of the HARBOR Purchased Software and Sale of the HARBOR Product Line.

On December 29, 1995, the Company  acquired all of the outstanding  stock of New

Era Systems Services Ltd. ("New Era"), a Canadian company that develops, markets and supports the HARBOR storage management and software distribution products and recorded $3.2 million on the balance sheet as purchased software products. During the quarter ended September 30, 1997, revenue expectations for the HARBOR product line declined. As a result, the Company determined that the recorded amount for purchased software had been impaired and recorded a loss of approximately $550,000, the amount by which the recorded intangible at September 30, 1997 exceeded the present value of the estimated future net cash flows. On December 18, 1997 the Company sold substantially all of the assets of the HARBOR product line to a former executive and member of the board of directors of the Company who resigned both posts effective as of the date of the sale. The consideration paid to the Company consisted of $1,250,000 in installment notes receivable plus a $600,000 convertible note receivable that may, upon the occurrence of certain events, entitle the Company to an additional payment of $150,000. In addition the purchasers assumed certain liabilities and obligations, including a note payable in the amount of $1,232,000 for which the Company is the guarantor, and $356,000 in deferred maintenance obligations. As the Company has continuing involvement in the HARBOR business, primarily through its guarantee of the note payable, and there is substantial uncertainty about the ability of HARBOR to meet its obligations, the Company has (i) not recorded the notes receivable, (ii) provided a valuation allowance on all assets transferred to the purchaser and (iii) recorded a liability equal to the amount of the guarantee of the note assumed. As a result of this treatment, the Company recorded a loss of $2,171,000 on the sale of the HARBOR product line. The Company also recorded a tax benefit of $3.2 million relating to the sale of the HARBOR product line, of which, $2.8 million will be realized as a refund of federal income taxes previously paid, once the Company files its tax return for the current fiscal year.

5.     Computation of Net Income (Loss) Per Share:

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential common shares that were outstanding during the period. For the Company, dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants for all periods. In accordance with SFAS 128, all prior period earnings per share amounts have been restated to reflect this method of calculation.

Basic and diluted  earnings per share are calculated as follows during the three and six month periods ended December 31, 1997 and 1996 (in thousands  except for per share amounts):
                                                   Three months ended    Six  months ended
                                                   ------------------    -----------------
                                                      December 31,        December 31,
                                                   ------------------    -----------------
                                                     1997      1996      1997       1996
                                                   -------    -------   -------    -------
                                                       (unaudited)          (unaudited)
Basic:
     Weighted average shares ...................     7,615      6,492     7,586      5,740
                                                   -------    -------   -------    -------
     Shares used in per share calculation ......     7,615      6,492     7,586      5,740
                                                   -------    -------   -------    -------
     Net income (loss) .........................   $  (449)   $   903   $(4,190)   $ 1,342
                                                   =======    =======   =======    =======
     Net income (loss) per share ...............   $ (0.06)   $  0.14   $ (0.55)   $  0.23
                                                   =======    =======   =======    =======


Diluted:
     Weighted average shares ...................     7,615      6,492     7,586      5,740
     Common equivalent shares from stock options
         and warrants ..........................      --        1,179      --        1,146
                                                   -------    -------   -------    -------
     Shares used in per share calculation ......     7,615      7,671     7,586      6,886
                                                   =======    =======   =======    =======
     Net income (loss) .........................   $  (449)   $   903   $(4,190)   $ 1,342
                                                   =======    =======   =======    =======
     Net income (loss) per share ...............   $ (0.06)   $  0.12   $ (0.55)   $  0.19
                                                   =======    =======   =======    =======

Options and warrants to purchase the following shares of common stock at the indicated range of price per share were outstanding during the three and six month periods ended December 31, 1997 and 1996, but were not included in the computation of diluted earnings per share because the exercise price of the options and warrants was greater than the average market price of the common shares for each period or the inclusion of the options and warrants in the diluted per share calculation was antidilutive (in thousands except for per share amounts):

                                 Options and warrants          Range of
                                       excluded             exercise prices
                                       --------             ---------------
Three months ended:
   December 31, 1997                     2,089               $0.70-$15.00
   December 31, 1996                        17                     $16.25

Six months ended:
   December 31, 1997                     2,089               $0.70-$15.00
   December 31, 1996                        19              $10.50-$16.25

6.   Contingencies:

The Company is involved in a commercial dispute with a former Italian distributor ("Claimant"), which has alleged that the Company and two of its subsidiaries have breached and unlawfully terminated various distributorship agreements for distribution of the Company's TCPaccess and HARBOR Products in Italy, and which has asserted various claims in two lawsuits against the Company, its subsidiaries, and several officers of the Company.

In January 1997, the former distributor initiated a lawsuit in Milan, Italy against the Company's Canadian Subsidiary, New Era Systems Services Ltd. ("New Era"); the Company; the Company's French subsidiary, Interlink France S.A.R.L.,("Interlink France"); and the Company's current distributor in Italy, an unrelated Italian Corporation. The litigation is based on the Claimant's distribution of the Company's HARBOR products pursuant to a distributor agreement with New Era Systems Services Ltd., an affiliated Irish corporation ("New Era Ireland"), which pre-dates the Company's acquisition of New Era. The distributor relationship with the Claimant for the distribution of HARBOR products in Italy and Spain has terminated. Pursuant to court documents, Claimant alleges damages for breach of contract and related tort claims in the amount of 2,500,000,000 Italian Lira (approximately $1,500,000) and requests that the defendants pay all expenses resulting from the litigation. New Era Ireland has filed a lawsuit against the Claimant in Ireland for recovery of amounts due on outstanding invoices and a declaration that the distributor relationship has terminated.

In March 1997 the former distributor initiated a separate lawsuit in Alameda County, California against the Company, certain officers of the Company and of Interlink France, and the Company's current Italian distributor. In the complaint, Claimant alleges various tort claims related to the defendants' alleged actions with respect to prior distribution agreements between Claimant, the Company, and Interlink France for distribution of the Company's TCPaccess products in Italy. The claims alleged include fraud, deceit, defamation, trade libel, unfair competition, misappropriation, breach of confidential relationship, and conversion. Claimant demands compensatory damages in excess of $2,000,000, unspecified punitive damages, interest, attorneys' fees, and costs of the litigation. The Company has successfully moved to compel arbitration of the claims in accordance with the arbitration clauses in the earlier distributorship agreements with the Claimant. Claimant has stated its intention to commence arbitration proceedings.

The Company has accrued $300,000 for litigation or settlement of any liability that may result upon resolution of these matters. No estimate of the ultimate liability that may result upon the resolution of these matters is presently determinable. Should the Company be unsuccessful in defending any of these claims, the Company's business, financial condition and results of operations could be materially adversely affected.

7. Supplemental Cash Flow Disclosures (in thousands):
                                                                 Six months ended December 31,
                                                                           1997     1996
                                                                          ------   ------
     Interest paid ....................................................   $    9   $  177
     Income taxes paid ................................................   $1,229   $1,412
     Non cash transactions from financing activities:
         Conversion of preferred stock to common
              stock in connection with initial public offering ........     --     $6,310
         Liabilities assumed in connection with the purchase of the
              NetLOCK network security technology .....................   $1,876     --
         Assets of the HARBOR product line sold to a related party ....   $2,265     --
         Liabilities of the HARBOR product line sold to a related party      356     --
         Costs accrued related to the sale of the HARBOR product line .   $  262     --

8.  Concentrations of  Revenues:

During the three and six months ended December 31, 1997, 11% and 13%, respectively, of the Company's total revenues were derived from sales to and through Cisco Systems, Inc. ("Cisco"). During the three and six months ended December 31, 1996, no one customer accounted for more than 10% of total revenues.

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

10.     Subsequent Events:

On January 13, 1998, the Company acquired Networkers Engineering Limited, a software development company based in the United Kingdom. Under the terms of the agreement, the Company purchased Networkers Engineering, including all technology rights, in exchange for cash of $600,000, deferred cash payments of $1,000,000 and 239,578 shares of the Company's common stock. The Company believes a substantial portion of the purchase price, together with $400,000 of costs related to the acquisition of customer contracts in a related company, previously paid minimum license fees and acquisition costs, will be charged to purchased research and development in the quarter ended March 31, 1998.

On January 14, 1998 the Board of Directors granted employees the right to convert certain outstanding stock options into option grants with an exercise price of $4.875 per share (the fair market value as of February 6, 1998, the date specified by the Board's authorization). The converted options vest on dates six months after the dates such installments would have vested had the option not been amended by the employee exercising this conversion right. Options for approximately 700,000 shares of Common Stock (having exercise prices ranging from $5.00 to $15.00) were repriced pursuant to this program.

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

Overview

The Company offers a suite of high-performance, network transport products and system management applications, which efficiently transport, store and protect the integrity of mission-critical data and applications. The Company sells its products principally for use in data centers of Fortune 1000 companies. The principal products include TCP/IP connectivity, fault tolerance, remote printing services, and CICS and IMS-to-LAN application integration, as well as management and control products built on its new "OpenMAX" technology. Interlink also offers a suite of security products, which includes NetLOCK, the first transparent solution to provide enterprise-wide, end-to-end protection of all information that crosses the network; and Sentinel/IP, which provides audit and access control for mainframe users.

In December 1996, the Company entered into a strategic alliance with Cisco Systems, Inc. pursuant to which Cisco acquired 622,000 shares of the Company's Common Stock for $6.8 million. In January 1997, Cisco and the Company agreed to cooperate to develop and market certain TCP/IP software known as IOS/390. As a result of the agreement, the Company's sales personnel significantly reduced direct selling efforts in favor of supporting the Cisco sales teams. However, the level of sales achieved by Cisco fell short of expectations, and in August 1997, the Company and Cisco amended the agreement to provide that Interlink would resume selling its TCP/IP product and would also resell the IOS/390 software and certain Cisco router products. In October 1997, the Company formally amended the development and marketing agreement.

In September 1997, the Company acquired the NetLOCK network security technology from Hughes Electronics Corporation and recorded a charge in its fiscal first quarter of approximately $3.1 million relating to in-process software development. Revenue from the NetLOCK product commenced in January 1998.

In December 1997, the Company sold its HARBOR product line and recorded a charge of $2.2 million, offset by a tax credit of $3.2 million. Most of the tax credit, or $2.8 million, will be realized as a refund of federal income taxes previously paid. The sale of the HARBOR product line resulted in a charge to earnings because the Company guaranteed a Canadian loan in the amount of $1.2 million, which was assumed by the buyers, and because the notes receivable of $1.9 million from the sale could not presently be recognized. Revenues from HARBOR products were $667,000 and $1.4 million and direct expenses were $775,000 and $1.5 million for the three and six-month periods ended December 31, 1997, respectively.

In January 1998, subsequent to the close of the fiscal quarter, the Company purchased Networkers Engineering, Limited and the customer contracts of a related business, for a combined cost of approximately $2.9 million, a substantial portion of which will be charged to purchased research and development in the quarter ended March 31, 1998.. The acquisition gives the Company a base of technology and additional resources for the development of its management and control products. Revenues from these new products are expected to commence in the second half of the current fiscal year but will not be significant until fiscal year 1999.

Results of Operations

The  following  table sets forth,  as a percentage  of total  revenues,  certain condensed consolidated statement of operations data for the periods indicated:
                                                             Three months         Six months
                                                          ended December 31,  ended December 31,
                                                           ---------------     ---------------
                                                            1997      1996      1997      1996
                                                           -----     -----     -----     -----
Revenues:
     Product .........................................      50.2%     61.9%     47.6%     58.8%
     Maintenance and consulting ......................      49.8      38.1      52.4      41.2
                                                           -----     -----     -----     -----
         Total revenues ..............................     100.0     100.0     100.0     100.0
                                                           -----     -----     -----     -----

Cost of revenues:
     Product .........................................       5.2       7.0       4.8       7.4
     Maintenance and consulting ......................      17.4      12.6      19.2      13.3
                                                           -----     -----     -----     -----
         Total cost of revenues ......................      22.6      19.6      24.0      20.7
                                                           -----     -----     -----     -----

Gross profit .........................................      77.4      80.4      76.0      79.3

Operating expenses:
     Product development .............................      47.9      20.4      42.5      21.1
     Sales and marketing .............................      44.8      33.2      44.4      34.1
     General and administrative ......................      28.6      11.5      24.9      11.0
     Purchased research and development and product
             amortization ............................       1.7       1.4      29.6       1.7
     Loss on sale of HARBOR Product Line .............      32.2        --      16.6        --
                                                           -----     -----     -----     -----
         Total operating expenses ....................     155.2      66.5     158.0      67.9
                                                           -----     -----     -----     -----

Operating income (loss) ..............................     (77.8)     13.9     (82.0)     11.4
Interest and other income, net .......................       3.8       1.5       4.0        .5
                                                           -----     -----     -----     -----
     Income (loss) before income taxes ...............     (74.0)     15.4     (78.0)     11.9
Benefit from (provision for) income taxes ............      67.4      (6.0)     45.9      (4.6)
                                                           -----     -----     -----     -----
     Net income (loss) ...............................      (6.7)%     9.4%    (32.1)%     7.3%
                                                           =====     =====     =====     =====

Cost of sales as a percentage of the related revenues:
     Product .........................................      10.3%     11.4%     10.1%     12.6%
     Maintenance and consulting ......................      35.0%     32.9%     36.6%     32.3%

Revenues:

Total revenues were $6.7 million and $9.6 million for the three months and $13.1 million and $18.4 million for the six months ended December 31, 1997 and 1996, respectively, representing a decrease of approximately 30% for both periods. Product sales were $3.4 million and $6.0 million for the three months and $6.2 million and $10.8 million for the six months ended December 31, 1997 and 1996, respectively, representing a decrease of 42%. These decreases were primarily due to fewer sales through the Cisco sales force than the Company anticipated. During the period from January 1997 through August 1997, the Company's sales force focused attention to supporting the Cisco sales effort pursuant to its strategic relationship instead of continuing its direct selling efforts. From September 1997 forward, the Company's sales force was again focused on rebuilding its sales leads as well as supporting Cisco's efforts to sell the Company's software. Also a factor in the decrease was $1.0 million recorded in December 1996 relating to prepaid licenses from Cisco. Maintenance and consulting revenues were $3.4 million and $3.7 million for the three months and $6.8 million and $7.6 million for the six months ended December 31, 1997 and 1996, respectively, representing a decrease of 9% and 10%, respectively. These decreases resulted principally from a decrease in maintenance revenues from the DECnet product line.

Cost of Revenues:

Product. Cost of revenues from product sales consists primarily of hardware, product media, documentation and packaging costs. Cost of revenues for product sales was $348,000 and $678,000, representing 10% and 11% of total product revenues for the three months ended December 31, 1997 and 1996, respectively. Cost of revenues for product sales was $628,000 and $1.4 million, representing 10% and 13% of total product revenues for the six months ended December 31, 1997 and 1996, respectively. Both the revenue and cost of revenue from selling hardware products declined while the Company was receiving credit from Cisco for Cisco's sales of hardware into accounts using the Company's products in favor of reselling hardware directly. These credits from Cisco will cease when the Company receives total credits of $1.2 million but not later than June 30, 1998. At that time, the Company presently intends to resell third party hardware products once again.

Maintenance and Consulting. Cost of revenues from maintenance and consulting consists primarily of personnel related costs incurred in providing telephone support and software updates. Cost of revenues from maintenance and consulting was $1.2 million in both of the three month periods ended December 31, 1997 and 1996, representing 35% and 33% of total maintenance and consulting revenues, respectively. Cost of revenues from maintenance and consulting was $2.5 million and $2.4 million, representing 37% and 32% of total maintenance and consulting revenues for the six months ended December 31, 1997 and 1996, respectively. These increases in maintenance and consulting costs as a percentage of the related revenue is due to lower annual maintenance prices as a percentage of related product revenue, with costs remaining stable as the majority of costs are fixed.

Operating Expenses:

Total operating expenses were $10.5 million and $6.4 million, representing 155% and 67% of total revenues for the three months ended December 31, 1997 and 1996, respectively. Total operating expenses were $20.6 million and $12.4 million, representing 158% and 68% of total revenues for the six months ended December 31, 1997 and 1996, respectively. The increases in total operating expenses is primarily due to the purchased research and development expense relating to the acquisition of NetLOCK incurred in the quarter ended September 30, 1997, the charge relating to the sale of the HARBOR product line in the quarter ended December 31, 1997, the costs associated with operating both HARBOR and NetLOCK operations during the periods and one-time charges of approximately $500,000 for legal and severance costs. See further discussion below.

Product Development. Product development expenses consist primarily of personnel related costs. Product development expenses were $3.2 million and $2.0 million, representing 48% and 20% of total revenues for the three months ended December 31, 1997 and 1996, respectively. Product development expenses were $5.6 million and $3.9 million, representing 43% and 21% of total revenues for the six months ended December 31, 1997 and 1996, respectively. These increases in product development expenses resulted from the expansion of the Company's product line as a result of the acquisition of NetLOCK network security technology and ongoing product development efforts.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, the fixed costs of worldwide sales offices, and promotional costs. The Company sells through its direct sales force, resellers and distributors. The direct channel produced 87% and 89% of product revenues for the three months ended December 31, 1997 and 1996, respectively, and 89% and 85% of product revenues for the six months ended December 31, 1997 and 1996, respectively. Sales and marketing expenses were $3.0 million and $3.2 million, representing 45% and 33% of total revenues for the three months ending December 31, 1997 and 1996, respectively. Sales and marketing expenses were $5.8 million and $6.3 million, representing 44% and 34% of total revenues for the six months ending December 31, 1997 and 1996, respectively. The decreased cost was a result of lower commission expense on lower revenues.

General and Administrative. General and administrative expenses include personnel and other costs of the finance, human resources, legal and administrative departments of the Company. General and administrative expenses were $1.9 million and $1.1 million, representing 29% and 11% of total revenues for the three months ended December 31, 1997 and 1996, respectively. General and administrative expenses were $3.3 million and $2.0 million, representing 25% and 11% of total revenues for the six months ended December 31, 1997 and 1996, respectively. The increases were a result of higher legal costs, recruiting costs, severance costs and consulting expenses, including approximately $500,000 in one-time expenses in the three months ended December 31, 1997.

Purchased Research and Development and Product Amortization. Purchased research and development and product amortization was $117,000 and $139,000, representing 2% and 1% of total revenues for the three months ended December 31, 1997 and 1996, respectively. Purchased research and development and product amortization was $3.9 million and $301,000, representing 30% and 2% of total revenues for the six months ended December 31, 1997 and 1996, respectively. A one-time charge of $3.1 million for purchased research and development related to the NetLOCK acquisition, and a write-down of $550,000 relating to purchased research and development in connection with the HARBOR acquisition were recorded in September 1997. (See Notes 3 and 4 to Condensed Consolidated Financial Statements)

Loss on Sale of HARBOR Product Line. The loss on sale of the HARBOR product line was $2.2 million, representing 32% and 17% of total revenues for the three and six months ended December 31, 1997, respectively. The sale of the HARBOR product line occurred in December 1997 and included the establishment of a valuation allowance related to certain assets and liabilities and the continuing guarantee of a Canadian loan in the amount of $1.2 million, which was assumed by the buyers. (See Note 4 to Condensed Consolidated Financial Statements)

Interest and Other Income, Net. Net interest and other income was $255,000 and $144,000 for the three months ended December 31, 1997 and 1996, respectively. Net interest and other income was $520,000 and $88,000 for the six months ended December 31, 1997 and 1996, respectively. The increases in net interest and other income was due primarily to a reduction of bank borrowings related to the Harbor acquisition and interest earned on the larger cash balances which resulted from the Company's initial public offering in August 1996 and the sale of stock to Cisco in December 1996.

Benefit from (Provision for) Income Taxes. The benefit from (provision for) income taxes was $4.5 million and ($578,000) for the three months ended December 31, 1997 and 1996, respectively. The benefit from (provision for) income taxes was $6.0 million and ($847,000) for the six months ended December 31, 1997 and 1996, respectively. Included in the three and six months ended December 31, 1997 is a tax benefit of $3.2 million relating to the sale of the HARBOR product line. Of this tax benefit, $2.8 million will be realized as a refund of federal income taxes previously paid, once the Company files its tax return for the current fiscal year. The effective tax rate was approximately 28% and 39% for the three and six month periods ended December 31, 1997 and 1996, respectively. The decrease in the effective tax rate is due to operating losses experienced during the three and six months ended December 31, 1997. The Company will continue to evaluate the recoverability of its deferred tax assets.

Recent Pronouncements

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

Liquidity and Capital Resources

Working capital was $23.7 million and $25.4 million at December 31, 1997 and June 30, 1997, respectively. The decrease in working capital was primarily due to the acquisition of NetLOCK network security technology and related assets and net losses for the three and six months ended December 31, 1997.

For the six months ended December 31, 1997, net cash used in operating activities resulted primarily from the net loss, decreases in accrued liabilities and deferred maintenance and product revenue, and an increase in deferred tax assets, partially offset by a decrease in accounts receivable, a write-off of purchased research and development, and sale of the HARBOR product line. For the six months ended December 31, 1996, net cash provided by operations resulted primarily from net income, depreciation and amortization, decrease in accounts receivable and other assets, partially offset by a decrease in accrued liabilities, a decrease in deferred maintenance and product revenue and an increase in inventories.

For the six months ended December 31, 1997, the Company's investing activities have consisted primarily of the acquisition of NetLOCK network security technology and purchases of property and equipment including $1.1 million purchased in the NetLOCK acquisition. For the six months ended December 31, 1996, the Company's investing activities consisted primarily of purchases of property and equipment.

For the six months ended December 31, 1997, the Company's financing activities have consisted primarily of payments on notes payable and proceeds from the issuance of common stock. For the six months ended December 31, 1996, the Company's financing activities consisted of proceeds from the initial public offering and the equity investment by Cisco partially offset by payments on the Company's bank line of credit and notes payable.

At December 31, 1997, the Company had $21.1 million in cash and cash equivalents. The Company had $8.1 million in accounts receivable, net of allowance for doubtful accounts, and $7.9 million of unearned revenues, the majority of which are expected to be earned over the 12 month period following December 31, 1997.

The Company believes that its current cash and cash equivalents balances as well as its cash flow from operations, if any, will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control, and include the following:

Dependence on Current Products

During the three months ended December 31, 1997 and 1996, sales of the network transport products, excluding maintenance and hardware, accounted for approximately 31% and 34%, and, including related maintenance and hardware, accounted for approximately 88% and 85%, respectively, of the Company's total revenues. The Company's operating results have historically been significantly dependent upon sales of the network transport products. Approximately $1.0 million per quarter of maintenance revenues is from customers of the Company's DECnet product. The Company no longer actively markets the DECnet product, and maintenance revenues from DECnet customers have declined each year since the fiscal year ended June 30, 1993, and are expected to continue to decline.

Since its availability on May 13, 1997, the Company has experienced difficulty in deriving significant revenues from sales by Cisco of the IOS/390 product. As a result of renegotiating its agreement with Cisco in August 1997, the Company has resumed direct sales of its TCPaccess product and continues to support Cisco in its sales of IOS/390. Increased sales of network transport products is dependent upon the Company's ability to continue to expand its sales leads and, in part, on cooperation with Cisco in the sale of IOS/390 into larger accounts. The failure to increase sales levels of TCPaccess or IOS/390 could adversely affect the Company's results of operations.

Reliance on IBM and the Mainframe as an Enterprise Server

The Company's network transport products are designed for use with IBM and IBM-compatible mainframe computers. Specifically, these software products target users of the MVS operating system, the Customer Information Control System communications subsystem and the IMS and DB2 database management systems. As a result, future sales of the Company's existing products and associated recurring maintenance revenues are dependent upon continued use of mainframes and their related systems software. In addition, because the Company's products operate in conjunction with IBM systems software, changes to such software may require the Company to adapt its products to these changes, and any inability to do so, or delays in doing so, may adversely affect the Company's business, financial condition and results of operations.

Currently, TCP/IP is the communications protocol for the Internet and is being adopted by many organizations as the communications protocol for their client/server local area networks and wide area networks. This adoption has allowed IBM MVS mainframe computers to act as enterprise servers on such networks. The use of mainframes as enterprise servers is relatively new and still emerging. The Company's future financial performance will depend in large part on the acceptance and growth in the market for centralized network management. Adoption of another communications protocol on client/server networks could make TCP/IP communication not viable, which would undermine the demand for the Company's IOS/390 and TCPaccess product, and have a material adverse effect on the Company's business, financial condition and results of operations.

New TCP/IP Products and Rapid Technological Change

The markets for the Company's network transport products and systems management applications are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The Company believes that its future success will depend upon its ability to develop and market products which meet changing user needs, to continue to enhance its products and to develop and introduce in a timely manner new products that take advantage of technological advances, keep pace with emerging industry standards, and address the increasingly sophisticated needs of its customers. There can be no assurance that TCP/IP will continue to be accepted as a communications protocol on client/server networks. Furthermore, there can be no assurance that the Company will be successful in acquiring, developing or marketing, on a timely basis, product enhancements or new products (including new versions of TCPaccess or IOS/390), either independently or with strategic partners, that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of these products, or that any such new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. The Company's failure or inability to adapt its products to technological changes or to acquire or develop new products successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Customer Acceptance and Scalability of New Products; History of Acquired Technologies

During the past several quarters, the Company has expanded its market focus to include products that provide security for and management and control of data and programs in electronic commerce. In pursuit of that vision, the Company acquired the NetLOCK product technology in September 1997 and the OpenMAX technology in January 1998. Further development of these technologies is required. There can be no assurance that the Company will be successful in integrating the operations and personnel associated with these new product lines, successfully commercializing the technologies, deriving significant future sales therefrom, or in establishing and maintaining uniform standards, controls, procedures and policies, or overcoming other problems that may be encountered in connection with these acquisitions. To the extent that the Company is unable to accomplish the foregoing, the Company's business, financial condition and results of operations may be materially adversely affected.

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

Network Transport Products. The Company historically sold its TCPaccess suite of products principally to customers who had installed IBM mainframes using the MVS operating system. The Company's main competition for its IOS/390 and TCPaccess products is IBM. IBM sells TCP/IP and associated products for its MVS mainframe systems that compete directly with the Company's products. IBM has continued to enhance the functionality and performance of its TCP/IP product. In addition, IBM's OS/390 operating system, which includes TCP/IP communications software in a bundle of software provided to purchasers of OS/390, has been and is aggressively marketed by IBM, and the Company believes it has lost and may continue to lose sales of the Company's IOS/390 and TCPaccess products as a result. IBM has in some cases included and may continue to include its TCP/IP product in the bundle of software provided to purchasers of its OS/390 operating system without charge. The Company believes that any general reduction in price of the IBM TCP/IP products, or the widespread bundling of those products without charge in its OS/390 operating system, would make marketing of the Company's IOS/390 and TCPaccess products difficult, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Security and System Management Products. The primary competitors for the NetLOCK products based on the Company's recently acquired end-to-end network security product, is Network Associates, Inc., Security Dynamics Technologies, Inc., Cylink, Time Step, Red Creek Communications Inc., V-One Technologies, Inc., and Security First Technologies, Inc. In addition, security products comparable to NetLOCK are currently available and are already incorporated into some operating systems, thereby significantly diminishing the market for NetLOCK. The primary competitors for the management and control products to be developed on the OpenMAX technology acquired with the purchase of Networkers Engineering, Limited, include IBM, Computer Associates and Sterling Software. Many other companies in the computer industry have announced products and plans to compete in the management and control of computer systems and networks.

Other Factors. The Company's ability to compete successfully depends on many factors, including the Company's success in developing new products that implement new technologies, performance, price, product quality, reliability, success of competitors' products, general economic conditions, and protection of Interlink products by effective utilization of intellectual property laws. In particular, competitive pressures from existing or new competitors who offer lower prices or other incentives or introduce new products could result in price reductions, which would adversely affect the Company's profitability. There can be no assurance that the Company's current or other new competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features, that the Company will be able to compete successfully in the future, or that the Company will not be required to incur substantial additional investment costs in connection with its engineering, research, development, marketing and customer service efforts in order to meet any competitive threat. The Company expects competition to intensify, and increased competitive pressure could cause the Company to lower prices for its products, or result in reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Distributors and New Sales Channels

The Company's sales are primarily made through the Company's direct sales force and its distributors in some international markets. The Company is currently investing, and plans to continue to invest, significant resources to develop new strategic marketing relationships and channels of distribution, which investments could adversely affect the Company's operating margins. In particular, the Company plans to develop new channels of distribution, including new distributors and resellers and a tele-sales marketing organization in connection with sales of its new security products. The Company believes that its success in penetrating markets for its products depends in large part on its ability to maintain its existing marketing and distribution relationships, to cultivate additional relationships and to develop these new sales channels. There can be no assurance that any distributor, systems integrator or strategic partner will not discontinue its relationship with the Company, for competing arrangements with the Company's competitors, or dispute the Company's other strategic relationships.

The loss of or a significant reduction in revenues from, the Company's international distributors through which the Company sells certain of its products could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if one of the Company's distributors declares bankruptcy, becomes insolvent, or is declared bankrupt before the distributor remits to the Company the payments for the Company's products, the Company may not be able to obtain the revenues to which it would be entitled for sales made by such distributor prior to the bankruptcy or insolvency proceeding. In addition, the Company's distributors generally offer other products and these distributors may give higher priority to sales of such other products.

The Company is involved in a commercial dispute and litigation with a former distributor (See Notes to Condensed Consolidated Financial Statements). Although the Company has accrued amounts for potential liabilities related to this dispute, should the distributor prevail on its claims to a greater degree, the Company's business, financial condition and results of operations could be materially adversely affected.

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

Product Errors; Product Liability

Software products as complex as those offered and being developed by the Company often contain undetected errors or failures when first introduced or as new versions are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company's customers may deploy its products. Accordingly, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in lost revenues, loss of or delay in market acceptance and negative publicity about the Company and its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in the process of commercializing new products the Company may detect errors or failures that delay or prevent commercialization, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Fluctuations in Operating Results; Absence of Backlog; Seasonality

The Company's operating results have historically been subject to quarterly fluctuations due to a variety of factors. The Company has typically sold its products through a trial process to allow customers to evaluate the effectiveness of the Company's products before determining whether to proceed with broader deployment of such products. The Company's sales cycle, from the date the sales agent first contacts a prospective customer to the date a customer ultimately purchases the Company's product, has typically been three to nine months. In recent periods, the Company has experienced longer sales cycles in certain instances. There can be no assurance that customers will purchase the Company's products after a trial period or that the Company's sales cycle will not lengthen, exposing it to the possibility of shortfalls in quarterly revenues, which could have a material adverse effect on the Company's business, financial condition or results of operations and cause results to vary from period to period. The Company's operating results will also be affected by general economic and other conditions affecting the timing of customer orders and capital spending, and order cancellations or rescheduling.

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

Reliance on and Risks Associated with International Sales

During the three months ended December 31, 1997 and 1996, 40% of the Company's total revenues were derived from sales to international customers. During the six months ended December 31, 1997 and 1996, 36% and 44%, respectively, of the Company's total revenues were derived from sales to international customers. The decrease in sales in the six months period ended December 31, 1997 is indicative of the risks associated with international sales and there can be no assurance that such a decrease will not occur again in the future. The Company's international sales have been primarily to European markets, and sales are generally denominated in local currencies. Although the Company plans to focus its initial NetLOCK sales efforts in the U.S. market, the regulatory environment with respect to sales of NetLOCK to international customers is complex and uncertain. Should the Company wish to sell NetLOCK internationally it may be unable to do so or may be required to incur considerable regulatory costs to do so.

Sales to international customers are subject to additional risks including longer receivables collection periods, greater difficulty in accounts receivable collection, failure of distributors to report sales of the Company's products, political and economic instability, nationalization, trade restrictions, the impact of possible recessionary environments in economies outside the United States, reduced protection for intellectual property rights in some countries, currency fluctuations and tariff regulations and requirements for export and import licenses. There can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Substantially all of the Company's distribution and other agreements with international distributors require any dispute between the Company and any distributor to be settled by arbitration. Under these agreements, the party bringing the action, suit or claim is required to conduct the arbitration in the domicile of the defendant. The result is that, if the Company has a cause of action against a party, it may not be feasible for the Company to pursue such action, as arbitration in a foreign country could prove to be excessively costly and have a less certain outcome depending on the laws and customs in the foreign country. These international factors could have a material adverse effect on future sales of the Company's products to international end users and, consequently, the Company's business, financial condition and results of operations.

Most of the Company's international sales are denominated in local currencies. The Company generally has not attempted to reduce the risk of currency fluctuations by hedging except in certain limited circumstances where the Company expects to hold an account receivable for a period of at least 6 months. The Company may be disadvantaged with respect to its competitors operating in foreign countries by foreign currency exchange rate fluctuations that make the Company's products more expensive relative to those of local competitors. The Company may attempt to reduce these risks by continuing to hedge in certain limited transactions in the future. Accordingly, changes in the exchange rates or exchange controls may adversely affect the Company's results of operations. There can be no assurance that the Company's current or any future currency exchange strategy will be successful in avoiding exchange related losses or that any of the factors listed above will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

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

Possible Volatility of Share Price

There can be no assurance that the market price of the Company's Common Stock will not decline or remain below current levels. The trading prices of the Company's Common Stock may be subject to wide fluctuations in response to a number of factors, including variations in operating results, alliances, changes in earnings estimates by securities analysts, announcements of extraordinary events such as litigation, alliances, or acquisitions, announcements of technological innovations or new products or new contracts by the Company or its competitors, announcements and reports about the number of mainframe computers shipped, press releases or reports of IBM or other competitors introducing competitive or substitute products, as well as general economic, political and market conditions. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

                           PART II: OTHER INFORMATION

ITEM 1.               Legal Proceedings

                      Incorporated by reference from the Notes to Condensed Consolidated Financial Statements- Item 6. Contingencies, provided in Part I hereto.



ITEM 6.               Exhibits and Reports on Form 8-K


                      (a) Exhibit 27            Financial Data Schedule
                                                (EDGAR version only)

                      (b) Reports on Form 8-K   The  Company   filed  a  current
                                                reports  on Form 8-K on  October
                                                3, 1997,  October  15,  1997 and
                                                December 18, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    February 13, 1998        INTERLINK COMPUTER SCIENCES INC.
                                  AND SUBSIDIARIES
                                  (Registrant)



                                  By:  /s/  James A. Barth
                                       -------------------------------------
                                       James A. Barth
                                       Chief Financial Officer and Secretary

                                  By:  /s/  Augustus J. Berkeley
                                       -------------------------------------
                                       Augustus J. Berkeley
                                       President and Chief Executive Officer