Form 10-Q
period 1998-03-31
INTERLINK COMPUTER SCIENCES INC
filed 1998-05-15
CIK 745597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

                                       OR

[ ]  TRANSITION   REPORT  PURSUANT  TO   SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE  ACT OF 1934  FOR THE  TRANSITION  PERIOD  OF FROM  __________  TO
     __________

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

      8,066,277 shares of the registrant's Common stock, $0.001 par value, were outstanding as of May 1, 1998

                        INTERLINK COMPUTER SCIENCES, INC.
                                AND SUBSIDIARIES

                                    CONTENTS

                                                                            Page
                                                                            ----
                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements
             Condensed Consolidated Balance Sheets:
                 March 31, 1998 and June 30, 1997.............................4
             Condensed Consolidated Statements of Operations:
                 Three and nine months ended March 31, 1998 and 1997..........5
             Condensed Consolidated Statements of Cash Flows:
                 Nine months ended March 31, 1998 and 1997....................6
             Notes to Condensed Consolidated Financial Statements.............7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................13
         Risk Factors that may affect Future Results.........................21


                           PART II: OTHER INFORMATION

Item 1   Legal Proceedings...................................................31
Item 4   Submission of Matters to a Vote of Security Holders.................31
Item 6   Exhibits and Reports on Form 8-K....................................32

Signatures    ...............................................................33

                          PART I: FINANCIAL INFORMATION

                                INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)

                                                                                  March 31,             June 30,
                                                                                    1998                  1997
                                                                                  --------              --------
ASSETS:                                                                         (unaudited)
    Cash and cash equivalents ........................................            $ 20,059              $ 28,106
    Accounts receivable, net .........................................               7,328                 9,752
    Inventories ......................................................                 334                   674
    Current deferred tax asset .......................................               7,132                 2,092
    Other current assets .............................................                 731                 1,240
                                                                                  --------              --------
      Total current assets ...........................................              35,584                41,864
    Property and equipment, net ......................................               2,582                 1,676
    Long-term deferred tax asset .....................................               3,615                 1,541
    Purchased software products & other non-current assets ...........               1,763                 3,282
                                                                                  --------              --------
      Total assets ...................................................            $ 43,544              $ 48,363
                                                                                  ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
    Current portion of long-term debt ................................            $    780              $    314
    Accounts payable .................................................               1,221                 1,421
    Deferred maintenance and product revenue .........................               6,790                 7,488
    Accrued compensation .............................................               1,682                 2,694
    Accrued income taxes .............................................               1,121                 2,296
    Other accrued liabilities ........................................               3,355                 2,296
                                                                                  --------              --------
      Total current liabilities ......................................              14,949                16,509
Long-term debt, less current portion .................................                 389                   802
Defered maintenance revenue ..........................................               1,143                 1,403
Other liabilities ....................................................               2,379                   975
Liabilities retained in connection with sale of Harbor (Note 4) ......               1,232                  --
                                                                                  --------              --------
      Total liabilities ..............................................              20,092                19,689
                                                                                  --------              --------
Commitments and contingencies (Note 6)
Common stock .........................................................                   7                     7
Additional paid-in capital ...........................................              52,156                50,814
Cumulative translation adjustment ....................................                (507)                 (591)
Accumulated deficit ..................................................             (28,204)              (21,556)
                                                                                  --------              --------
      Total stockholders' equity .....................................              23,452                28,674
                                                                                  --------              --------
      Total liabilities and stockholders' equity .....................            $ 43,544              $ 48,363
                                                                                  ========              ========

                      See accompanying notes to condensed consolidated financial statements

                                    INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (in thousands, except per share amounts)

                                                              Three months ended                 Nine months ended
                                                                    March 31,                          March 31,
                                                            --------------------------         --------------------------
                                                              1998              1997             1998             1997
                                                            --------          --------         --------          --------
Revenues:                                                          (unaudited)                        (unaudited)
    Product .......................................         $  4,806          $  7,546         $ 11,027          $ 18,338
    Maintenance and consulting ....................            3,194             3,611           10,036            11,177
                                                            --------          --------         --------          --------
      Total revenues ..............................            8,000            11,157           21,063            29,515
                                                            --------          --------         --------          --------

Cost of revenues:
    Product .......................................              378               564            1,006             1,927
    Maintenance and consulting ....................            1,202             1,139            3,707             3,585
                                                            --------          --------         --------          --------
      Total cost of revenues ......................            1,580             1,703            4,713             5,512
                                                            --------          --------         --------          --------

Gross profit ......................................            6,420             9,454           16,350            24,003
                                                            --------          --------         --------          --------

Operating expenses:
    Product development ...........................            3,048             1,957            8,599             5,827
    Sales and marketing ...........................            3,473             4,142            9,271            10,400
    General and administrative ....................            1,235             1,301            4,492             3,320
    Purchased research and development and
       product amortization .......................            2,664               127            6,527               428
    Loss on sale of Harbor ........................             --                --              2,171              --
                                                            --------          --------         --------          --------
      Total operating expenses ....................           10,420             7,527           31,060            19,975
                                                            --------          --------         --------          --------

Operating income (loss) ...........................           (4,000)            1,927          (14,710)            4,028

Interest and other income, net ....................              184               256              704               344
                                                            --------          --------         --------          --------


Income (loss) before provision for (benefit
    from) income taxes ............................           (3,816)            2,183          (14,006)            4,372

Provision for (benefit from) income taxes .........           (1,358)              851           (7,358)            1,698
                                                            --------          --------         --------          --------

Net income (loss) .................................         $ (2,458)         $  1,332         $ (6,648)         $  2,674
                                                            ========          ========         ========          ========

Net income (loss) per share
    Basic .........................................         $  (0.31)         $   0.19         $  (0.86)         $   0.43
    Diluted .......................................         $  (0.31)         $   0.16         $  (0.86)         $   0.36

Shares used in per share calculation
    Basic .........................................            7,932             7,177            7,701             6,219
    Diluted .......................................            7,932             8,331            7,701             7,348

                           See accompanying notes to condensed consolidated financial statements

                                  INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (in thousands)

                                                                                         Nine months ended March 31,
                                                                                         1998                 1997
                                                                                        --------            --------
                                                                                                (unaudited)
Cash flows from operating activities:
    Net income (loss) .........................................................         $ (6,648)           $  2,674
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Purchased research and development ......................................            6,228                --
      Loss on Sale of HARBOR ..................................................            2,171
      Depreciation and amortization ...........................................            1,352               1,210
      Provision for excess and obsolete inventory .............................               93                  30
      Reduction of allowance for doubtful accounts ............................             (141)                (24)
      Exchange loss ...........................................................               86                 311
      Deferred income taxes ...................................................           (7,519)               --
      Changes in operating assets and liabilities:
         Accounts receivable ..................................................            2,398              (1,926)
         Inventories ..........................................................              246                (592)
         Other Assets .........................................................              151               1,041
         Accounts payable .....................................................             (192)               (868)
         Accrued liabilities ..................................................           (1,200)                747
         Deferred maintenance and product revenue .............................             (622)                 (9)
         Other liabilities ....................................................             (397)                 48
                                                                                        --------            --------
              Net cash provided by (used in) operating activities .............           (3,994)              2,642
Cash flows from investing activities:
    Acquisition of NetLOCK network security technology ........................           (1,175)               --
    Acquisition of Networkers Engineering, Ltd. ...............................             (724)               --
    Acquisition of property and equipment .....................................           (2,145)               (957)
    Capitalization of software development costs ..............................             --                  (183)
                                                                                        --------            --------
              Net cash used in investing activities ...........................           (4,044)             (1,140)
Cash flows from financing activities:
    Payments on capital lease obligations .....................................              (39)               (190)
    Payments on notes payable and other .......................................             (157)             (4,400)
    Payments on bank line of credit ...........................................             --                (5,000)
    Proceeds from issuance of common stock, net ...............................              429              29,265
                                                                                        --------            --------
              Net cash provided by financing activities .......................              233              19,675
                                                                                        --------            --------
              Net increase (decrease) in cash and cash equivalents ............           (7,805)             21,177
Effect of exchange rate changes on cash .......................................             (243)               (291)
                                                                                        --------            --------
Cash and cash equivalents, beginning of period ................................           28,106               6,121
Cash and cash equivalents, end of period ......................................         $ 20,059            $ 27,007
                                                                                        ========            ========

                        See accompanying notes to condensed consolidated financial statements

1.   Basis of Presentation:

The unaudited condensed consolidated financial statements included herein have been prepared by Interlink Computer Sciences, Inc. and its subsidiaries (collectively, the "Company") in accordance with generally accepted accounting principles and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. The Notes to the Consolidated Financial Statements contained in the fiscal year 1997 report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements. The consolidated results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending June 30, 1998. The June 30, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Inventories:

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories are principally comprised of finished goods at March 31, 1998 and June 30, 1997.

3.   Acquisitions:

On September 18, 1997, the Company acquired the NetLOCK technology, an end-to-end network security technology that encrypts data and helps prevent security break-ins, and certain other assets from Hughes Aircraft Company for approximately $2,144,000 in cash and incurred related acquisition costs of $300,000. The Company also licensed certain core technology that is incorporated into the NetLOCK technology from a third party licensor. Under the terms of the license agreement, the Company paid an up front fee of $175,000 and is obligated to pay royalties ranging from 3% to 9% of future NetLOCK revenues on an ongoing basis, with guaranteed future minimum royalties of $2,300,000 through 2002. As of the date of the acquisition, the NetLOCK technology had not reached technological feasibility nor did it have any future alternative use. Accordingly, $3.1 million has been recorded as purchased research and development, which consists of the amount of the purchase price allocated to purchased research and development and the guaranteed minimum royalty payments, net of present value discount of $724,000. The remaining portion of the purchase price of $1,144,000 has been recorded as property and equipment. In conjunction with the NetLOCK technology purchase, the Company employed approximately 25 people and entered into an operating lease for facilities with a third party. The related employee and facility costs have been included in the Company's results of operations from the date of the acquisition of the technology.

Under the terms of the NetLOCK facility operating lease, the Company is obligated to make monthly future minimum lease payments totaling $364,000 through fiscal 2001.

On January 13, 1998, the Company acquired Networkers Engineering Limited, a software development company based in the United Kingdom. Under the terms of the agreement, the Company purchased all the outstanding stock of Networkers Engineering, including all technology rights, in exchange for cash of $600,000, deferred cash payments with a net present value of $935,000 and 239,578 shares of the Company's common stock valued at $914,000 on the date of the acquisition. The deferred cash payments will be made in four quarterly payments of $250,000 beginning July 1, 1998. The acquisition was accounted for as a purchase and the results of operations of Networkers Engineering Limited have been included with those of the company since the date of acquisition. Of the approximate $2.9 million purchase price which includes approximately $400,000 of acquisition costs, the Company recorded $2.6 million as in-process technology and recorded approximately $300,000 as purchased software products relating to the completed technology. As of January 13, 1998 the in-process technology had not reached technological feasibility nor did it have any alternative future use. Accordingly, $2.6 has been recorded as purchased research and development. The Company has recorded a tax benefit $1.0 million relating to the charge to operations for purchased research and development. In conjunction with the acquisition, the Company employed three people and assumed an operating lease for the facilities in the United Kingdom.

4. Write-Down of the HARBOR Purchased Software and Sale of the HARBOR Product Line.

On December 29, 1995, the Company acquired all of the outstanding stock of New Era Systems Services Ltd. ("New Era"), a Canadian company that develops, markets and supports the HARBOR storage management and software distribution products and recorded $3.2 million on the balance sheet as purchased software products. During the quarter ended September 30, 1997, revenue expectations for the HARBOR product line declined. As a result, the Company determined that the recorded amount for purchased software had been impaired and recorded a loss of approximately $550,000, the amount by which the recorded intangible at September 30, 1997 exceeded the present value of the estimated future net cash flows. On December 18, 1997 the Company sold substantially all of the assets of the HARBOR product line to a former executive and member of the board of directors of the Company who resigned both posts effective as of the date of the sale. The consideration paid to the Company consisted of $1,250,000 in installment notes receivable plus a $600,000 convertible note receivable that may, upon the occurrence of certain events, entitle the Company to an additional payment of $150,000. In addition, the purchasers assumed certain liabilities and obligations, including a note payable in the amount of $1,232,000 for which the Company is the guarantor, and $356,000 in deferred maintenance obligations. As the Company has continuing involvement in the HARBOR business, primarily through its guarantee of the note payable, and there is substantial uncertainty about the ability of HARBOR to meet its obligations, the Company has (i) not recorded the notes receivable, (ii) provided a valuation allowance on all assets transferred to the purchaser and (iii) recorded a liability equal to the amount of the guarantee of the note assumed. As a result of this treatment, the Company recorded a loss of $2,171,000 on the sale of the HARBOR product line. The Company also recorded a tax benefit of $3.2 million relating to the sale of the HARBOR product line, of which, $2.8 million will be realized as a refund of federal income taxes previously paid, once the Company files its tax return for the current fiscal year.

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

Basic and diluted earnings per share are calculated as follows during the three and nine month periods ended March 31, 1998 and 1997 (in thousands except for per share amounts):

                                                             Three months ended                   Nine months ended
                                                                  March 31,                           March 31,
                                                          -------------------------           -------------------------
                                                           1998               1997             1998              1997
                                                          -------           -------           -------           -------
Basic:                                                           (unaudited)                         (unaudited)
    Weighted average shares .........................       7,932             7,177             7,701             6,219
                                                          -------           -------           -------           -------
    Shares used in per share calculation ............       7,932             7,177             7,701             6,219
                                                          =======           =======           =======           =======
    Net income (loss) ...............................      (2,458)            1,332            (6,648)            2,674
                                                          =======           =======           =======           =======
    Net income (loss) per share .....................     $ (0.31)          $ (0.19)          $ (0.86)          $  0.43
                                                          =======           =======           =======           =======

Diluted:
    Weighted average shares .........................       7,932             7,177             7,701             6,219
    Common equivalent shares from stock
    options and warrants ............................        --               1,154              --               1,129
                                                          -------           -------           -------           -------
  Shares used in per share calculation ..............       7,932             8,331             7,701             7,348
                                                          =======           =======           =======           =======
    Net income (loss) ...............................     $(2,458)          $ 1,332           $(6,648)          $ 2,674
                                                          =======           =======           =======           =======
    Net income (loss) per share .....................     $ (0.31)          $  0.16           $ (0.86)          $  0.36
                                                          =======           =======           =======           =======


Outstanding options and warrants to purchase the following shares of common stock at the indicated range of price per share during the three and nine month periods ended March 31, 1998 and 1997, were not included in the computation of diluted earnings per share because the exercise price of options and warrants was greater than the average market price of the common shares for each period or the inclusion of the options and warrants in the diluted per share calculation was antidilutive (in thousands except for per share amounts):

                                                Options and         Range of
                                             warrants excluded   exercise prices
                                             -----------------   ---------------
Three months ended:
     March 31, 1998                                2,030           $ 0.70-$16.25
     March 31, 1997                                    7           $15.00-$16.25

Nine months ended:
     March 31, 1998                                2,030           $ 0.70-$16.25
     March 31, 1997                                   19           $10.50-$16.25


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

In January 1997, the Claimant initiated a lawsuit in Milan, Italy against the Company's Canadian Subsidiary, New Era Systems Services Ltd. ("New Era"); the Company; the Company's French subsidiary, Interlink France S.A.R.L. ("Interlink France"); and the Company's current distributor in Italy, an unrelated Italian Corporation. The litigation is based on the Claimant's distribution of the Company's HARBOR products pursuant to a distributor agreement with New Era Systems Services Ltd., an affiliated Irish corporation ("New Era Ireland"), which pre-dates the Company's acquisition of New Era. The distributor relationship with the Claimant for the distribution of HARBOR products in Italy and Spain has terminated. Pursuant to court documents, Claimant alleges damages for breach of contract and related tort claims in the amount of 2,500,000,000 Italian Lira (approximately $1,500,000) and requests that the defendants pay all expenses resulting from the litigation. New Era Ireland has filed a lawsuit against the Claimant in Ireland for recovery of amounts due on outstanding invoices and a declaration that the distributor relationship has terminated.

In March 1997 the Claimant initiated a separate lawsuit in Alameda County, California against the Company, certain officers of the Company and of Interlink France, and the Company's current Italian distributor. In the complaint, Claimant alleges various tort claims related to the defendants' alleged actions with respect to prior distribution agreements between Claimant, the Company, and Interlink France for distribution of the Company's TCPaccess products in Italy. The claims alleged include fraud, deceit, defamation, trade libel, unfair competition, misappropriation, breach of confidential relationship, and conversion. Claimant demands compensatory damages in excess of $2,000,000, unspecified punitive damages, interest, attorneys' fees, and costs of the litigation. The Company has successfully moved to compel arbitration of the claims in accordance with the arbitration clauses in the earlier distributorship agreements with the Claimant. The lawsuit was stayed as to all parties by the Alameda County Superior Court pending arbitration of the claims against the Company.

On or about March 9, 1998 the Claimant initiated arbitration proceedings in San Francisco, California under the International Chamber of Commerce ("ICC") Rules of Arbitration. The request for arbitration purports to allege claims for breach of contract, fraudulent inducement, trade libel, use of trade secrets and confidential information, unfair business practices, interference with customers and improper use of confidential information and ideas. The request seeks damages in the amount of $3,000,000, plus punitive damages in an unspecified amount, less an offset for amounts owed to Interlink France, and a constructive trust.

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

7. Supplemental Cash Flow Disclosures (in thousands):

                                                                                                 Nine months ended March 31
                                                                                                     1998             1997
                                                                                                    ------           ------
Interest paid ...............................................................................       $   14           $  184
Income taxes paid ...........................................................................        1,305            1,848
Non cash transactions from financing activities:
    Conversion of preferred stock to common stock in connection with initial
       public offering ......................................................................         --              6,310
    Liabilities assumed in connection with the purchase of the NetLOCK
       network security technology ..........................................................        1,876
    Liabilities assumed in connection with the purchase of Networkers
       Engineering Limited ..................................................................        1,094             --
    Stock issued in connection with purchase of Networkers Engineering Limited
                                                                                                                        914
    Assets of the HARBOR product line sold to a related party ...............................        2,265             --
    Liabilities of the HARBOR product line sold to a related party ..........................          356             --
    Costs accrued related to the sales of the HARBOR product line ...........................       $  262           $ --


8.  Concentrations of Revenues:

During the three and nine months ended March 31, 1998, 7% and 11%, respectively, of the Company's total revenues were derived from sales to and through Cisco Systems, Inc. ("Cisco"). During the three and nine months ended March 31, 1997, no one customer accounted for more than 10% of total revenues.

9.  Income Taxes:

The effective tax rate was approximately 28% and 39% for the three and nine month periods ended March 31, 1998 and 1997, respectively. The decrease in the effective tax rate is due to operating losses experienced during the three and nine months ended March 31, 1998. The Company will continue to evaluate the recoverability of its deferred tax assets.

10. Recent Pronouncements:

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

In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition as amended on March 31, 1998, which delineates the accounting for software product and maintenance revenues. SOP 97-2 supersedes the Accounting Standards Executive Committee Statement of Position 91-1, Software Revenue Recognition, and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is evaluating the requirements of SOP 97-2 and its amendments and the effects, if any on the Company's current revenue recognition policies.

11. Shareholder Rights Plan:

In February 1998, Interlink Computer Sciences Inc's. board of directors adopted a Shareholder Rights Plan designed to assure that the company's shareholders receive fair and equal treatment in the event of any proposed takeover of the company and to guard against partial tender offers and other abusive tactics to gain control of Interlink Computer Sciences Inc.

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

In December 1996, the Company entered into a strategic alliance with Cisco Systems, Inc. ("Cisco") pursuant to which Cisco acquired 622,000 shares of the Company's Common Stock for $6.8 million. In January 1997, Cisco and the Company agreed to cooperate to develop and market certain TCP/IP software known as IOS/390. As a result of the agreement, the Company's sales personnel significantly reduced direct selling efforts in favor of supporting the Cisco sales teams. However, the level of sales achieved by Cisco fell short of expectations, and in August 1997, the Company and Cisco amended the agreement to provide that Interlink would resume selling its TCP/IP product and would also resell the IOS/390 software and certain Cisco router products. In October 1997, the Company formally amended the development and marketing agreement.

In September 1997, the Company acquired the NetLOCK network security technology from Hughes Aircraft Company and recorded a charge in its fiscal first quarter of approximately $3.1 million relating to in-process software development. Revenue from the NetLOCK product commenced in January 1998.

In December 1997, the Company sold its HARBOR product line and recorded a charge of $2.2 million, offset by a tax benefit of $3.2 million. Most of the tax benefit, or $2.8 million, will be realized as a refund of federal income taxes previously paid. The sale of the HARBOR product line resulted in a charge to earnings because the Company guaranteed a Canadian loan in the amount of $1.2 million, which was assumed by the buyers, and because the notes receivable of $1.9 million from the sale could not presently be recognized. Revenues from HARBOR products were $667,000 and $1.5 million and direct expenses were $775,000 and $1.5 million for the three and nine-month periods ended March 31, 1998, respectively.

In January 1998, the Company purchased Networkers Engineering Limited and the customer contracts of a related business, for a combined cost of approximately $2.9 million, of which approximately $2.6 million was charged to purchased research and development in the quarter ended March 31, 1998. The acquisition gives the Company a base of technology and additional resources for the development of its management and control products. Revenues from these new products are expected to commence in the fourth quarter of the current fiscal year but are only expected to become significant during fiscal year 1999.

Results of Operations

The following table sets forth, as a percentage of total revenues, certain condensed consolidated statement of operations data for the periods indicated:

                                                                       Three months ended             Nine months ended
                                                                            March 31,                      March 31,
                                                                     ---------------------          ---------------------
                                                                     1998            1997           1998             1997
                                                                     -----           -----          -----           -----
Revenues:
    Product .....................................................     60.1%           67.6%          52.4%           62.1%
    Maintenance and consulting ..................................     39.9            32.4           47.6            37.9
                                                                     -----           -----          -----           -----
      Total revenues ............................................    100.0           100.0          100.0           100.0
                                                                     =====           =====          =====           =====

Cost of revenues:
    Product .....................................................      4.7             5.1            4.8             6.5
    Maintenance and consulting ..................................     15.0            10.2           17.6            12.2
                                                                     -----           -----          -----           -----
      Total cost of revenues ....................................     19.7            15.3           22.4            18.7
                                                                     =====           =====          =====           =====

Gross Profit ....................................................     80.3            84.7           77.6            81.3

Operating expenses:
    Product development .........................................     38.1            17.6           40.8            19.7
    Sales and marketing .........................................     43.4            37.1           44.0            35.2
    General and administrative ..................................     15.4            11.7           21.3            11.3
    Purchased research and development and
       product amortization .....................................     33.3             1.1           31.0             1.5
    Loss on sale of Harbor ......................................     --              --             10.3            --
                                                                     -----           -----          -----           -----
      Total operating expenses ..................................    130.3            67.5          147.5            67.7
                                                                     =====           =====          =====           =====

Operating income (loss) .........................................    (50.0)           17.2          (69.8)           13.6
Interest and other income, net ..................................      2.3             2.3            3.3             1.2
                                                                     -----           -----          -----           -----
    Income (loss) before provision for
       (benefit from) income taxes ..............................    (47.7)           19.5          (66.5)           14.8
                                                                     -----           -----          -----           -----
Provision for (benefit from) income taxes .......................    (17.0)           17.6          (34.9)            5.8
                                                                     -----           -----          -----           -----
    Net income (loss) ...........................................    (30.7)%          11.9%         (31.6)%           9.0%
                                                                     =====           =====          =====           =====

Cost of sales as a percentage of the related revenues:
    Product .....................................................       7.9%           7.5%            9.1%          10.5%
    Maintenance and consulting ..................................      37.6%          31.5%           36.9%          32.1%


Revenues:

Total revenues were $8.0 million and $11.2 million for the three months and $21.1 million and $29.5 million for the nine months ended March 31, 1998 and 1997, respectively, representing a year over year decrease of 28% and 29%, respectively. Product sales were $4.8 million and $7.5 million for the three months and $11.0 million and $18.3 million for the nine months ended March 31, 1998 and 1997, respectively, representing a year over year decrease of 36% and 40%, respectively. These decreases were primarily due to fewer sales through the Cisco sales force than the Company anticipated. During the period from January 1997 through August 1997, the

Company's sales force focused attention on supporting the Cisco sales effort pursuant to its strategic relationship instead of continuing its direct selling efforts. From September 1997 forward, the Company's sales force was again focused on rebuilding its sales leads as well as supporting Cisco's efforts to sell the Company's software. An additional a factor in the decrease was $2.0 million of non-refundable, prepaid licenses from Cisco which were recognized in the nine months ended March 31, 1997, including $1.0 million in each of the quarters ended December 31, 1996 and March 31, 1997. Maintenance and consulting revenues were $3.2 million and $3.6 million for the three months and $10.0 million and $11.2 million for the nine months ended March 31, 1998 and 1997, respectively, representing a decrease of 12% and 10%, respectively. These decreases resulted principally from a decrease in maintenance revenues from the DECnet product line and the reduction of maintenance and consulting revenue relating to the HARBOR product line, which was sold in December 1997.

Cost of Revenues:

Product. Cost of product revenues consists primarily of hardware, product media, documentation, third party royalties and packaging costs. Cost of product revenue was $378,000 and $564,000, representing 8% of total product revenues for the three months ended March 31, 1998 and 1997. Cost of product revenue was $1.0 million and $1.9 million, representing 9% and 11% of product revenues for the nine months ended March 31, 1998 and 1997, respectively. Both the revenue and cost of revenue from selling hardware products declined while the Company was receiving credit from Cisco for Cisco's sales of hardware into accounts using the Company's products in favor of reselling hardware directly. These credits from Cisco will cease when the Company receives total credits of $1.2 million but not later than June 30, 1998. As of March 31, 1998 the Company has recorded $990,000 of such credits. At that time, the Company presently intends to resell third party hardware products once again.

Maintenance and Consulting. Cost of maintenance and consulting revenues consists primarily of personnel related costs incurred in providing telephone support and software updates. Cost of maintenance and consulting revenues was $1.2 million and $1.1 million for the three month periods ended March 31, 1998 and 1997, representing 38% and 32% of total maintenance and consulting revenues, respectively. Cost of maintenance and consulting revenues was $3.7 million and $3.6 million, representing 37% and 32% of total maintenance and consulting revenues for the nine months ended March 31, 1998 and 1997, respectively. These increases in maintenance and consulting costs as a percentage of the related revenue is due to lower maintenance revenue with costs remaining stable as the majority of costs are fixed.

Operating Expenses:

Total operating expenses were $10.4 million and $7.5 million, representing 130% and 68% of total revenues for the three months ended March 31, 1998 and 1997, respectively. Total operating expenses were $31.1 million and $20.0 million, representing 148% and 68% of total revenues for the nine months ended March 31, 1998 and 1997, respectively. The increases in total operating expenses is primarily due to the purchased research and development expense relating to the acquisition of NetLOCK incurred in the quarter ended September 30, 1997, the charge relating to the sale of the HARBOR product line in the quarter ended December 31, 1997, the purchased research and development expense relating to the acquisition of Networkers Engineering Limited incurred in the quarter ended March 31, 1998, the costs associated with operating both HARBOR and NetLOCK operations during the periods and one-time charges of approximately $500,000 for legal and severance costs. See further discussion below.

Product Development. Product development expenses consist primarily of personnel related costs. Product development expenses were $3.0 million and $2.0 million, representing 38% and 18% of total revenues for the three months ended March 31, 1998 and 1997, respectively. Product development expenses were $8.6 million and $5.8 million, representing 41% and 20% of total revenues for the nine months ended March 31, 1998 and 1997, respectively. These increases in product development expenses resulted from the expansion of the Company's product line as a result of the acquisition of Networkers Engineering Limited and the NetLOCK network security technology and ongoing product development efforts offset by the sale of the HARBOR product line in December 1997. Product development expenses related to the HARBOR product line was $1.5 million for the nine months ended March 31, 1998, all of which was incurred prior to the sales of the product line.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and resellers, the fixed costs of worldwide sales offices, and promotional costs. The Company sells through its direct sales force, resellers and distributors. The direct channel produced 94% and 89% of product revenues for the three months ended March 31, 1998 and 1997, respectively, and 91% and 87% of product revenues for the nine months ended March 31, 1998 and 1997, respectively. Sales and marketing expenses were $3.5 million and $4.1 million, representing 43% and 37% of total revenues for the three months ending March 31, 1998 and 1997, respectively. Sales and marketing expenses were $9.3 million and $10.4 million, representing 44% and 35% of total revenues for the three months ending March 31, 1998 and 1997, respectively. The decreased cost was a result of lower commission expense on lower revenues.

General and Administrative. General and administrative expenses include personnel and other costs of the finance, human resources, legal and administrative departments of the Company. General and administrative expenses were $1.2 million and $1.3 million, representing 15% and 12% of total revenues for the three months ended March 31, 1998 and 1997, respectively. General and administrative expenses were $4.5 million and $3.3 million, representing 21% and 11% of total revenues for the nine months ended March 31, 1998 and 1997, respectively. The increases in the nine month period ended March 31, 1998 were a result of higher legal costs, recruiting costs, severance costs and consulting expenses, including approximately $500,000 in one-time expenses in the three months ended December 31, 1997.

Purchased Research and Development and Product Amortization. Purchased research and development and product amortization was $2.7 million and $127,000, representing 33% and 1% of total revenues for the three months ended March 31, 1998 and 1997, respectively. Purchased research and development and product amortization was $6.5 million and $428,000, representing 31% and 2% of total revenues for the nine months ended March 31, 1998 and 1997, respectively. One-time charges of $3.1 million and $2.6 million were recorded for purchased research and development related to the NetLOCK acquisition in September 1997 and the Networkers

Engineering Limited acquisition in January 1998, respectively. A write-down of $550,000 relating to purchased research and development in connection with the December 1995 HARBOR acquisition was recorded in September 1997. (See Notes 3 and 4 to Condensed Consolidated Financial Statements)

Loss on Sale of HARBOR Product Line. The loss on sale of the HARBOR product line was $2.2 million, representing 10% of total revenues for the nine months ended March 31, 1998. The sale of the HARBOR product line occurred in December 1997 and included the establishment of a valuation allowance related to certain assets and liabilities and the continuing guarantee of a Canadian loan in the amount of $1.2 million, which was assumed by the buyers.
(See Note 4 to Condensed Consolidated Financial Statements)

Interest and Other Income, Net. Net interest and other income was $184,000 and $256,000 for the three months ended March 31, 1998 and 1997, respectively. Net interest and other income was $704,000 and $344,000 for the nine months ended March 31, 1998 and 1997, respectively. The increases in net interest and other income for the nine month period ended March 31, 1998 was due primarily to a reduction of bank borrowings related to the Harbor acquisition. The decline in net interest and other income for the three month period is due to a reduction in cash from approximately $27 million at March 31, 1997 to approximately $20 million at March 31, 1998.

Provision for (Benefit from) Income Taxes. The provision for (benefit from) income taxes was ($1.4 million) and $851,000 for the three months ended March 31, 1998 and 1997, respectively. The provision for (benefit from) income taxes was ($7.4 million) and $1.7 million for the nine months ended March 31, 1998 and 1997, respectively. Included in the nine months ended March 31, 1998 is a tax benefit of $3.2 million relating to the sale of the HARBOR product line. Of this tax benefit, $2.8 million will be realized as a refund of federal income taxes previously paid, once the Company files its tax return for the current fiscal year. The effective tax rate was approximately 28% and 39% for the three and nine month periods ended March 31, 1998 and 1997, respectively. The decrease in the effective tax rate is due to operating losses experienced during the three and nine months ended March 31, 1998. The Company will continue to evaluate the recoverability of its deferred tax assets.

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

In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition as amended on March 31, 1998, which delineates the accounting for software product and maintenance revenues. SOP 97-2 supersedes the Accounting Standards Executive Committee Statement of Position 91-1, Software Revenue Recognition, and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is evaluating the requirements of SOP 97-2 and its amendments and the effects, if any on the Company's current revenue recognition policies.

Liquidity and Capital Resources

Working capital was $20.6 million and $25.4 million at March 31, 1998 and June 30, 1997, respectively. The decrease in working capital was primarily due to the acquisition of NetLOCK network security technology and related assets, the acquisition of Networkers Engineering Limited and net losses for the nine months ended March 31, 1998.

For the nine months ended March 31, 1998, net cash used in operating activities resulted primarily from the net loss, decreases in accrued liabilities and deferred maintenance and product revenue, and an increase in deferred tax assets, partially offset by a decrease in accounts receivable, increase in other liabilities, a write-off of purchased research and development, and sale of the HARBOR product line. For the nine months ended March 31, 1997, net cash provided by operations resulted primarily from net income, depreciation and amortization, an increase in accrued liabilities and a decrease in other assets, partially offset by an increase in accounts receivable, an increase in inventories and a decrease in accounts payable.

For the nine months ended March 31, 1998, the Company's investing activities have consisted primarily of the acquisition of NetLOCK network security technology, the acquisition of Networkers Engineering Limited and purchases of property and equipment including $1.1 million purchased in the NetLOCK acquisition. For the nine months ended March 31, 1997, the Company's investing activities consisted primarily of purchases of property and equipment.

For the nine months ended March 31, 1998, the Company's financing activities have consisted primarily of proceeds from the issuance of common stock. For the nine months ended March 31, 1997, the Company's financing activities consisted of proceeds from the initial public offering and the equity investment by Cisco partially offset by payments on the Company's bank line of credit and notes payable.

At March 31, 1998, the Company had $20.1 million in cash and cash equivalents. The Company had $7.3 million in accounts receivable, net of allowance for doubtful accounts, and $7.9 million of unearned revenues, the majority of which are expected to be earned over the 12 month period following March 31, 1998.

The Company believes that its current cash and cash equivalents balances as well as its cash flow from operations, if any, will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

The Company has reviewed the Year 2000 compliance status of the software and systems used in its internal business processes and of the products that the Company sells to third parties. As of the date of this report, the Company believes that it is materially compliant with the Year 2000 requirements of its internal systems and external products. The Company has and will continue to monitor its Year 2000 compliance status but there can be no assurance that the company will continue to remain compliant with Year 2000 requirements that may affect the Company's business, financial condition, and results of operations.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control, and include the following:

Dependence on Current Products

During the three months ended March 31, 1998 and 1997, sales of the network transport products, excluding maintenance and hardware, accounted for approximately 47% and 51%, and, including related maintenance and hardware, accounted for approximately 94% and 88%, respectively, of the Company's total revenues. The Company's operating results have historically been significantly dependent upon sales of the network transport products. Approximately $1.0 million per quarter of maintenance revenues is from customers of the Company's DECnet product. The Company no longer actively markets the DECnet product, and maintenance revenues from DECnet customers have declined each year since the fiscal year ended June 30, 1993, and are expected to continue to decline.

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

Security and System Management Products. The primary competitors for the NetLOCK products based on the Company's recently acquired end-to-end network security product, are Network Associates, Inc., Security Dynamics Technologies, Inc., Cylink, Time Step, Red Creek Communications Inc., V-One Technologies, Inc., and Security First Technologies, Inc. In addition, security products comparable to NetLOCK are currently available and are already incorporated into some operating systems, thereby significantly diminishing the market for NetLOCK. The primary competitors for the management and control products to be developed on the OpenMAX technology acquired with the purchase of Networkers Engineering Limited, include IBM, Computer Associates and Sterling Software. Many other companies in the computer industry have announced products and plans to compete in the management and control of computer systems and networks.

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

Dependence on Distributors and New Sales Channels

The Company's sales are primarily made through the Company's direct sales force and its distributors in some international markets. The Company is currently investing, and plans to continue to invest, significant resources to develop new strategic marketing relationships and channels of distribution, which investments could adversely affect the Company's operating margins. In particular, the Company plans to develop new channels of distribution, including new distributors and resellers and has developed a tele-sales marketing organization in connection with sales of its new security products. The Company believes that its success in penetrating markets for its products depends in large part on its ability to maintain its existing marketing and distribution relationships, to cultivate additional relationships and to develop these new sales channels. There can be no assurance that any distributor, systems integrator or strategic partner will not discontinue its relationship with the Company, form competing arrangements with the Company's competitors, or dispute the Company's other strategic relationships.

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

Reliance on and Risks Associated with International Sales

During the three months ended March 31, 1998 and 1997, 31% and 34%, respectively of the Company's total revenues were derived from sales to international customers. During the nine months ended March 31, 1998 and 1997, 34% and 41%, respectively, of the Company's total revenues were derived from sales to international customers. The decrease in sales in the three and nine month periods ended March 31, 1998 are indicative of the risks associated with international sales and there can be no assurance that such a decrease will not occur again in the future. The Company's international sales have been primarily to European markets, and sales are generally denominated in local currencies. Although the Company plans to focus its initial NetLOCK sales efforts in the U.S. market, the regulatory environment with respect to sales of NetLOCK to international customers is complex and uncertain. Should the Company wish to sell NetLOCK internationally it may be unable to do so or may be required to incur considerable regulatory costs to do so.

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

                           PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings

         Incorporated by reference from the Notes to Condensed Consolidated Financial StatementsItem 6. Contingencies, provided in Part I hereto.

ITEM 4:  Submission of Matters to a Vote of Security Holders

         On February 5, 1998, the Company held an Annual Meeting of stockholders (the "Annual Meeting"). Votes were cast by the stockholders on the following matters in the manner described below.

         (i) At the Annual Meeting Augustus J. Berkeley and Ralph B. Godfrey were elected and Thomas H. Bredt, Ronald W. Braniff, and Andrew
               J. Fillat were reelected to the Company's Board of Directors.

               Director                  Votes For          Votes Witheld
               --------                  ---------          -------------
               Augustus Berkeley         5,760,041              38,591
               Ronald W. Braniff         5,756,041              42,591
               Thomas H. Bredt           5,758,619              40,013
               Andrew J. Fillat          5,756,791              41,841
               Ralph B. Godfrey          5,758,591              40,041

         (ii)  Approval    of    an    Votes For  Votes Against  Votes Abstained
               amendment   to   the    ---------  -------------  ---------------
               1992  stock   option
               plan  increasing the    4,905,525      839,179          53,928
               the number of shares
               available  under the
               plan from  2,105,000
               to 2,405,000

         (iii) Ratification of the     Votes For  Votes Against  Votes Abstained
               appointment of          ---------  -------------  ---------------
               Coopers & Lybrand       5,742,370      19,366          36,896
               L.L.P. as independent
               accountants for the
               1998 fiscal year

         The foregoing matters are described in more detail in the Registrant's definitive proxy statement dated December 30, 1997.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 4*               Shareholder Rights Plan

         (b) Exhibit 10.21            Change of Control Severance Agreement

         (c) Exhibit 10.22            Letter  Agreement  between the Company and
                                      Augustus J. Berkeley dated 10/97

         (d) Exhibit 10.23            Letter  Agreement  between the Company and
                                      James A. Barth dated 11/97

         (e) Exhibit 10.24            Letter  Agreement  between the Company and
                                      Vic Langford dated 3/98

         (f) Exhibit 10.25            Letter  Agreement  between the Company and
                                      William Jones dated 4/98

         (g) Exhibit 10.26            Severance  Agreement  between  the Company
                                      and Charles W. Jepson dated 5/97

         (h) Exhibit 10.27            Severance  Agreement  between  the Company
                                      and Gloria Mae Purdy dated 12/98

         (i) Exhibit 27               Financial  Data  Schedule  (EDGAR  version
                                      only)

         (j) Reports on Form 8-K      The Company filed a current report on Form
                                      8-K on January 2, 1998


         * Incorporated by reference from the Company's report on Form 8-A filed with the Securities and Exchange Commission on February 26, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                INTERLINK COMPUTER SCIENCES INC.
                                                AND SUBSIDIARIES
                                                (Registrant)



Date: May 15, 1998                              By:   /s/  James A. Barth
                                                      -------------------
                                                      James A. Barth
                                                      Chief Financial Officer
                                                      and Secretary

Date: May 15, 1998                              By:   /s/  Augustus J. Berkeley
                                                      -------------------------
                                                      Augustus J. Berkeley
                                                      President and Chief
                                                      Executive Officer