Form 10-K
period 1998-06-30
INTERLINK COMPUTER SCIENCES INC
filed 1998-09-24
CIK 745597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes |X|      No |_|

      Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on August 31, 1998, as reported on the Nasdaq National Market was approximately $13.4 million. Shares of Common Stock held by each current executive officer and director and by each person who is known by the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

      The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of August 31, 1998, was 8,194,425.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Proxy Statement for its 1998 Annual Stockholders Meeting are incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

PART I.

Item 1.     Business......................................................     3
Item 2.     Properties....................................................    26
Item 3.     Legal Proceedings.............................................    26
Item 4.     Submission of Matters to a Vote of Security Holders...........    27

PART II.

Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................    28
Item 6.     Selected Consolidated Financial Data..........................    28
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................    30
Item 8.     Consolidated Financial Statements and Supplementary Data......    39
Item 9.     Changes in and Disagreements with Accountant on
              Accounting and Financial Disclosure.........................    63

PART III.

Item 10.    Directors and Executive Officers of the Registrant............    63
Item 11.    Executive Compensation........................................    64
Item 12.    Securities Ownership of Certain Beneficial Owners
            and Management................................................    64
Item 13.    Certain Relationships and Related Transactions................    64

PART IV.

Item 14.    Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K.................................................    64

SIGNATURE.................................................................    71

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

      Interlink Computer Sciences, Inc. ("Interlink" or the "Company") is a supplier of high-performance solutions for enterprise systems networking. Interlink provides software and services which enable customers to use their IBM and IBM-compatible mainframes running the MVS or OS/390 operating systems as "enterprise servers" in distributed, heterogeneous client/server network environments. The Company's products and services enable customers to transport, access, secure and manage mission-critical data and applications across distributed network environments. The Company develops and markets network transport products, which provide for enterprise server connectivity and network file transfer using Transmission Control Protocol and Internet Protocol ("TCP/IP"). During the fiscal year ended June 30, 1998, the Company expanded its product focus to include management and control of TCP/IP data and network performance, as well as security of data transmissions over intranets, extranets and the Internet. Revenue from these new product areas was insignificant during the fiscal year.

      In support of this more focused product strategy, Interlink made two acquisitions and divested its HARBOR product line during the fiscal year. In September 1997, the Company acquired the NetLOCK technology from Hughes Aircraft Company ("Hughes"). NetLOCK is an end-to-end network security technology that authenticates and encrypts data and helps prevent security break-ins. Interlink has further developed such technology, releasing its initial product in January 1998 and expects to release a more advanced version in the quarter ending September 1998. In December 1997, the Company sold substantially all of the assets of the HARBOR product line to a former executive and member of the board of directors of the Company. In January 1998, the Company acquired Networkers Engineering Limited, giving the Company core technology and important development resources used in its new management and control products, which are expected to become available in the quarter ending September 1998.

      As of June 30, 1998, the Company had approximately 1,370 customers worldwide. The Company markets and sells its software and services primarily through its direct sales organization in North America and Europe and, to a lesser extent, through resellers and international distributors.

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

      Organizations are now seeking the technology to integrate mainframe computers into their client/server networks as "enterprise servers" which, like other servers on the client/server network, have a specialized purpose and function. Specifically, the enterprise server and the systems management applications associated with its use are capable of providing reliable and efficient systems management, data security, and distribution of data and applications. Improvements in the cost-effectiveness of mainframe systems have significantly increased the use of mainframe computers as enterprise servers. In addition, the significant growth in business-to-business communication and the explosive growth of the Internet as a more cost-effective, open network for communication are driving the migration from traditional System Network Protocols ("SNA") to TCP/IP.

The integration of TCP/IP with the mainframe operating system, enables the connection of centralized mainframes to distributed client/server networks and to networks of other companies on a peer-to-peer basis regardless of the hardware or software used on such networks. Organizations seeking distributed access to mainframe data, highly reliable computing resources, and leverage from existing investments in hardware, applications and training, have seen the integration of the enterprise server into the client/server network as a necessary evolution. IBM historically offered its MVS operating system for use on mainframe computers sold by it and other suppliers. Recent releases of this operating system, bundled together with certain other software tools, including TCP/IP, have been re-named "OS/390." Interlink's TCPaccess, Cisco's IOS for S/390, and Interlink's other software products are designed to operate with both the MVS versions and the OS/390 version of IBM's operating system and are designated herein together as OS/390. By recognizing this movement to "network-centric" computing and incorporating TCP/IP functionality in recent releases of the MVS operating system, IBM has also acknowledged the emergence of the mainframe as an enterprise server. Organizations now can take advantage of investments in mainframe computers and applications by leveraging these investments across the client/server network.

      Organizations implementing client/server computing environments which leverage the benefits of the enterprise server require rapid TCP/IP access and a new class of software solutions to enable these previously disparate computing environments to efficiently inter-operate. As organizations move to TCP/IP additional tools are required to protect and efficiently manage the network and data. At the network transport level, the speed, efficiency, reliability and manageability of a given transport solution can have a considerable impact on the effectiveness of the overall computing environment, particularly as the volume of data stored and accessed across the network increases. Organizations which implement high-performance, efficient network transport solutions are able to lower the computing burden on their enterprise servers and increase the potential to defer costly hardware upgrades. As Organizations migrate to using TCP/IP as their principal network backbone, there is a greater need for tools to manage these networks reliably and efficiently. Furthermore, users require a high level of customer service and support as they strive to leverage the advantages of both centralized and distributed architectures in a single seamless network.

THE INTERLINK SOLUTION

      Interlink's products enable OS/390 mainframes to function as enterprise servers in client/server environments. The Company offers a suite of high-performance network transport products, systems management and security applications which efficiently transport, manage and protect the integrity of mission-critical data and applications. By providing both network transport products and systems management applications as a single solution, the Company enhances the customer's ability to manage complex computing resources. The Company believes its high level of customer service and technical support form a key component of its enterprise networked systems management solution by addressing the customer's need to integrate the enterprise server with complex, heterogeneous client/server networks. With over ten years of experience in the enterprise networked systems management industry, Interlink provides networking solutions that build upon its expertise in the integration of the MVS operating system with TCP/IP and its reputation for high-performance, efficient products.

      The Company's principal network transport products, TCPaccess and Cisco's IOS for S/390 ("IOS/390"), integrate the OS/390 enterprise server into client/server networks using open systems TCP/IP protocols, and its X.25 communications product and CICS (Customer Interface Control System) Programmers Toolkit expand the capabilities of the networking teams. The Company's systems management applications have been refocused on management and control of the network, and include the Company's Enterprise Print Services ("EPS") product and the new "e-Control" product. Initial product availability for e-Control is anticipated in the quarter ending September 1998. The Company is continuing to develop the NetLOCK technology, its end-to-end network security product, and expects to release an important upgrade to the product in the quarter ended September 1998, making NetLOCK compatible with existing IPsec-compliant firewalls.

STRATEGY

      Interlink's objective is to become the leading supplier of high-performance solutions for communications with and managing, controlling and securing the data center. Key elements of the Company's strategy include:

      Expand Functionality of the Enterprise Server. Interlink seeks to enable customers to leverage the benefits of the enterprise server by integrating it into client/server networks and by optimizing the utilization of powerful existing computing resources. The Company's approach to providing enterprise server-to-network connectivity and systems management solutions is to develop, market and support a suite of products that collectively address the needs of the data center. These products include efficient and cost effective network transports, as well as network products focused on security, configuration and administration, problem diagnosis and resolution, capacity planning and printing services.

      Capitalize on Sales Opportunities. The Company plans to expand its sales force and dedicate additional resources to capitalize on new sales opportunities resulting from new releases of its core products. The Company intends to pursue cross-sell opportunities by leveraging its existing customer base for sales of its new product offerings.

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

      Differentiate Through Superior Customer Support. To support customers that have implemented complex networks to manage mission-critical applications and data, the Company provides for local-language customer service and technical support for both domestic and international customers. This support includes 24-hour, 7-day worldwide telephone support, on-site problem resolution, and comprehensive consulting and training. The Company believes that this high level of customer support not only differentiates its solutions but also provides insight into customer needs which influences the Company's future product development efforts.

      Leverage Strategic Relationships. The Company expects to leverage strategic marketing and development relationships in order to provide a complete solution to its customers' evolving network systems management needs. The Company continues to work with Cisco Systems to jointly market a software suite that extends multi-protocol networking for OS/390 mainframes. In addition, the Company is a member of the IBM S/390 Partners in Development group, which provides the Company advance notification of developments in the OS/390 operating system.

PRODUCTS

      The following table summarizes the Company's software products and their principal functions:

        Product Name                                Description
        ------------                                -----------

Network Transport Products-
  IOS/390 and TCPaccess             Provides high reliability TCP/IP networking
                                    protocols that allow OS/390 mainframes to communicate with clients and servers.

  X.25 for S/390                    Enables legacy OS/390 applications that
                                    rely on the X.25 protocol to communicate in a TCP/IP environment, without the need for front-end processor for access to NPSI based non-SNA applications.

  CICS Programmers Toolkit          Simplifies the development of applications
                                    for the CICS on-line CICS Programmers
                                    Toolkit transaction processing environment across TCP/IP.

Systems Management Products-        Provides management of networked mainframe
  e-Control                         computers. Consists of three modules
                                    including Administration and Configuration
                                    Assistant, Problem Diagnosis Assistant, and
                                    Performance and Capacity Planning
                                    Assistant. Also provides valuable security logging and control functions.

  Enterprise Print Services         Manages the printing of enterprise server
                                    applications to network printers.

Network Security Products-          Provides data protection among a variety of
  NetLOCK                           popular hardware and operating system
                                    configurations, including PCs running
                                    Windows NT, Windows 95, OS/2, and
                                    workstations and servers running UNIX and Windows NT.

TECHNOLOGY

      The Company's core technologies are the basis for its enterprise data center transport and management and security products. These technologies allow for the expansion of existing products and addition of new products to the Company's basic technology architecture in three areas: network transport products, systems management products, and network security products.

      The products in each of the company's three principal areas were developed within an application architecture consisting of key components which provide high-performance, efficient operation, rapid development, reusable code and improved maintainability.

Network Transport Products

The following products comprise the network transport product line. TCPaccess, IOS/390, X.25 for S/390, and CPT.

TCPaccess and IOS/390 ("TCPaccess")

      TCP/IP is the de facto standard protocol for network interoperability. TCPaccess and IOS/390 provide a high performance, standards-based TCP/IP capability for mainframe computers running the OS/390 operating system. It is scalable to thousands of concurrent terminal, data transfer, or API users, while easing system administration through compatibility with standard OS/390 security and accounting facilities. Current versions of TCPaccess are year 2000 compliant.

      The efficiency of customers' enterprise systems depends on the efficiency of the network. TCPaccess is built to support more users concurrently with lower CPU demands than competitive products. TCPaccess uses even fewer CPU resources than products that offload protocols to improve CPU consumption. This results in increased productivity and a longer period of use before hardware upgrades are necessary.

      TCPaccess is native to OS/390 and is entirely resident on the host. This simplifies the data path and speeds up client/server transactions. And because the architecture for TCPaccess is OS/390 based, interoperation with OS/390 is simple, direct, fast, and highly efficient.

      TCPaccess includes Fault Tolerant, which significantly enhances system availability for business-critical production environments. TCPaccess-Fault Tolerant automatically and transparently reroutes user sessions if a controller, network router, or router link fails. User sessions continue without interruption or delay.

      TCPaccess offers efficient FTP implementation for file transfers to and from OS/390 systems. TCPaccess provides Application Program Interfaces ("APIs") that enable application-to-application communications, permitting new distributed applications to interface with TCP/IP.

X.25 for S/390 ("X.25")

      X.25 is used for inter-enterprise communications in addition to more traditional terminal-to-application communications.

      X.25 permits X.25 support via TCP/IP routers in OS/390 super-server networks using XOT (X.25 over TCP/IP) directly to TCP/IP on OS/390 instead of the front-end processors (FEPs) required in the SNA environment. X.25 may also be used to attach native X.25 equipment to SNA host systems without a packet network. For client-based access to mainframe data, X.25 replaces IBM's X.25 Network Control Program Packet Switching Interface (NPSI) software.

CICS Programmers Toolkit ("CPT")

The CICS Programmers Toolkit implements a transparent interface between TCP/IP LANs and mainframes running OS/390 to allow the development of Customer Interface Control System ("CICS") to TCP/IP applications. This interface allows both new and existing CICS applications to interoperate with TCP/IP network applications. The most recent version of CPT is year 2000 compliant. Based on open network protocols, CPT includes a set of automated CICS transactions called CPT/Tools and a set of application program interface services called CPT/API.

      CPT/Tools is prewritten CICS code that allows CICS programmers to send or receive data over TCP or UDP open-network protocols. CPT/API is a flexible programming environment that CICS programmers use to communicate with remote TCP or UDP applications. The CPT/API programming environment allows programmers to develop sophisticated applications that require bi-directional conversations or data transfers.

Systems Management Products

      The following products comprise the systems management product line: e-Control and EPS.

e-Control (To be released in Q1 FY'99)

      e-Control provides secure enterprise management for TCP/IP in the data center. It places management tools in the hands of the key network team: the network administrator, the help desk specialist and the capacity planning analyst. e-Control provides powerful assistants: tools to aid in everyday audit logging, problem determination and real-time situation monitoring. Current version is year 2000 compliant.

      The e-Control product includes 3 assistants to help manage the challenges in a TCP/IP environment. An Administration and Configuration assistant for TCP/IP setup and auditing; a Problem Diagnosis assistant for help-desk problem determination and reporting; and a

Performance and Capacity Planning assistant for isolating bottlenecks in the network, providing both a real-time and a historical analysis capability.

      The Administration and Configuration assistant ("A&C assistant") provides support for product definition of TCPaccess and IBM's TCP/IP for MVS products as well as a detailed audit log of modifications should problems arise after updates are made. The A&C assistant maintains changes to the system and helps manage "who made what change when?" types of questions. Also included in the A&C assistant is the Sentinal/IP security facility, the basis for policy based management of TCP connection security. Sentinel/IP provides a secure, auditable solution for TCP/IP on MVS or OS/390 superservers, by empowering the existing System Authorization Facility package to become the TCP/IP access firewall.

      The Problem Diagnosis Assistant ("PDA") provides tools that aid in problem determination in the TCP/IP protocol stack. These problems can range from a user's inability to access certain applications to interface problems across the channel or LAN. With the PDA, the Help Desk's challenges are minimized by providing IP address to LU name mapping, Userid to IP address or LU name mapping for any or all TCP connections. In addition, Telnet and FTP statistics can be measured in real-time and diagnosed to verify if a network problem or VTAM application problem exists. The PDA has the capability of gathering data from multiple sources (TCPaccess, TCP/IP for MVS, VTAM, network ping/traceroute) assembling and presenting this data in one common format from a single point of control. This point of control begins with the primary option menu in a TSO or NetView environment or at any telnet client. The powerful REXX interface allows for integration with automated operations package and other specific requirements.

      The Performance and Capacity Planning Assistant ("PCPA") provides real-time monitoring and historical data analysis for TCP/IP activities. Using SMF data and current active connection data, the PCPA details connection status by time, port and/or application on the spot. In addition, a user-friendly front end assists the capacity planner with developing SMF statistics for historical data analysis of a TCP/IP environment.

      Specific monitoring of critical devices, such as routers in the network, can be achieved by customizing parameters to obtain alerts and notification when bottlenecks occur in a network. The e-Control address space can interface with NetView, TSO/ISPF, and a telnet client. The architecture supports gathering information from the various sources noted and presenting them in a common place.

Enterprise Print Services ("EPS")

      Enterprise computing environments are becoming increasingly complex, with a variety of printers distributed across a mixture of TCP/IP networks and mainframes. In these complex environments, users need the flexibility to access the right printer for the right task, whether it is a high-speed mainframe printer or a printer attached to a TCP/IP network and system administrators need the management tools to oversee and control print resources.

      EPS provides efficient print management and distributions across the enterprise with bidirectional support of the lpr and lpd TCP/IP printing protocols. It resides on the same host as the TCP/IP implementation functions as a print gateway between TCP/IP and SNA networks, mapping print requests between the two environments and allowing TCP/IP and MVS users to send print output to remote or locally attached printers. The most recent version of EPS is year 2000 Compliant.

Network Security Products

      As networks have become more pervasive, linking employees within companies and connecting companies to their customers, suppliers, and business partners, more confidential information has become vulnerable. NetLOCK provides a standards-based end-to-end security solution for customer networks. The NetLOCK solution enables businesses to securely extend their networks to more users over a wide variety of LAN and WAN technologies and public data network services.

      Companies have aggressively replaced traditional ways of doing business with electronic communications and need to protect this data from many different types of attacks.

      NetLOCK is the first in a new class of network security software that addresses the previously unmet need for enterprise-wide, end-to-end protection of confidential information and the network over a wide variety of LAN and WAN technologies and public data network services, including the Internet.

      NetLOCK is transparent to the user, thus no concern over special training or forgotten passwords. Proven encryption algorithms are used to hide all user data, user passwords, and network-related information that travels between networked computers - independent of their location and the connecting LAN and WAN (Internet) infrastructure. Individual encryption keys can be changed frequently and automatically. Computer-level authentication is used to tightly control which computers can communicate over the network. Data integrity checking can ensure that transmitted data arrives uncorrupted by a third party or network errors.

      NetLOCK security management capabilities allow organizations to manage large networks while distributing security administration to the appropriate responsible parties. For example, encryption key and authentication certificate management can be decentralized and automated to improve security reliability and minimize security administration tasks. It allows restricted communications with unsecured computers at the manager's control. It provides 'virtual firewall', through port filtering that restricts application use to only required destinations (FTP, Telnet).

PRODUCT DEVELOPMENT

      The Company has made substantial investments in research and development to produce high-performance network transport products, management and control products, and network security products. As of June 30, 1998, the Company's research and development and quality assurance organization consisted of 63 employees. The Company intends to enhance its existing product offerings and to introduce additional products for the enterprise data center transport and management market. The Company uses standard product development methodologies in the design and development of its products to ensure efficiency in development and high product quality. In addition, the Company solicits input from its customers to gain insight into their specific network requirements, enabling the research and development staff to enhance existing products and create new products to suit the market. The Company designs its products to be portable and adaptable to new client/server hardware and software environments. Interlink uses software development tools such as configuration management, code testing, performance monitoring and its intranet, to aid in this development.

      The Company has completed the development of TCPaccess Version 5.2, which supports MVS OS/390 Unix Systems Services APIs. The Company intends to develop additional versions to provide increased performance, efficiency and scalability. The Company acquired certain network security technology, known as NetLOCK, from Hughes in September 1997, and has completed its first product. In addition, the company acquired certain network transport and management technologies from Networkers Engineering, Ltd. in January 1998, and expects to complete its first product, e-Control, in Q1 FY99. There can be no assurance that the Company's new or enhanced products will be timely developed, or at all, and even if developed, that such products will achieve market acceptance.

SALES, MARKETING AND CUSTOMER SUPPORT

The Company markets and sells its software and services primarily through its direct sales organization and, to a lesser extent, through resellers and international distributors. The Company intends to develop and maintain strong customer relations by leveraging the broad range of expertise of its consultative sales and technical systems engineering personnel to address the complexity of network solutions. The Company's large national and multinational customers require a highly consultative sales approach and specialized account management due to the technical complexities of their network environments, their geographically dispersed installations, systems management needs and centralized decision making processes. The sales process normally requires a customer trial, which is managed by the Company's local technical systems engineers to aid the customer in planning and selecting their enterprise products. The Company believes that its consultative sales approach provides it with valuable customer feedback which the Company uses to direct product development. The Company facilitates leasing through various independent leasing companies for its customers who sometimes prefer monthly payment arrangements, usually over terms of 36 months. As of June 30, 1998, the Company employed 86 sales, marketing, systems engineering and consulting personnel. For the fiscal years ending June 30, 1997 and 1998, 45% and 35%, respectively, of the Company's total revenues were derived from international sales and 83% and 91%, respectively, of the Company's product revenues were derived from direct sales.

Sales

      The Company's sales organization consists of a staff of software sales professionals based in field sales offices. As of June 30, 1998, the Company's direct sales force included 24 account executives and 18 technical systems engineers who provide pre-sales support and consulting services. Field offices in the United States are located in Atlanta, Chicago, Dallas, Denver, Indianapolis, New York, Phoenix, San Francisco and Washington D.C. The international sales organization has offices in Koln Germany, London England, and Paris France.

      In January 1997 the Company entered into a strategic alliance with Cisco Systems, Inc. ("Cisco") pursuant to which Cisco and the Company agreed to cooperate to develop certain TCP/IP software known as Cisco IOS for S/390 ("IOS/390"). Pursuant to the agreement, Cisco had principal responsibility for all TCPaccess and IOS/390 sales, with Interlink field personnel providing training and support. Early experience with this sales structure was unsatisfactory and in August 1997 Cisco and Interlink restated the agreement to allow the Company to resell IOS/390 and, once again, independently market and sell TCPaccess. As a result of these events, sales of network transport products declined substantially in the June 1997 and September 1997 quarters, and has been rebuilding since that time. Sales of IOS/390 by Interlink and by Cisco represented 12% and 20%, respectively of product revenue in the years ended June 30, 1997 and 1998. The Company continues to cooperate in certain development activities with Cisco.

Marketing

      In support of its direct and indirect sales, the Company conducts marketing programs to position and promote its products and services. Marketing personnel engage in a wide variety of activities to support the distribution channels, including direct mail, advertising, seminars, public relations and trade shows. In addition, the marketing department also conducts sales and product training seminars for the Company's internal sales force and those of its channel partners. The marketing organization also plays a lead role in product management and product marketing activities, including competitive positioning, pricing and long-term product direction. Effective July 1998, the Company changed its pricing structure for all network transport products and maintenance services from platform based to millions-of-instructions-per-second ("MIPS") based, making upgrades to higher capacity systems easier to sell and more directly related to customer requirements.

Customer Support

      For the fiscal year ended June 30, 1997 and 1998, 37% and 45%, respectively, of the Company's total revenues were derived from maintenance and consulting. The Company offers an annual maintenance program to its licensees through its own support organization that includes product updates and post-sales telephone, electronic mail, Internet and fax hotline support. The price for annual maintenance is typically 15% to 18% of product price. The Company also offers installation and training services on a fee basis to assist customers in deploying enterprise wide applications utilizing the Company's products. Training is offered at the Company's in-house facilities or at the customer's site. The Company's distributors and resellers also offer first level customer support to their end user customers, while relying on the Company for any additional support as needed. Because the Company's customers depend on the Company's products to transport and protect critical data, the Company believes its ability to provide a high level of customer service and technical support is important to its marketing efforts and to the building of long-term customer relationships. During the fiscal year ended June 30, 1998, the Company made significant improvements in reducing the time required to fix errors found in its software and typically has few high-priority problems unattended at any point in time.

CUSTOMERS

      As of June 30, 1998, the Company had approximately 1,370 customers, revenues from Cisco Systems, Inc. accounted for 15% of the Company's consolidated total revenues in fiscal 1998. No one customer accounted for more than 10% of total consolidated revenues in fiscal year 1997 and 1996. The Company's customer list includes the following companies:

Communications               Energy/Utilities                Government                    Services
--------------               ----------------                ----------                    --------
Austria PTT                  BOC Gases                       Internal Revenue Svc.         Comdisco
BellSouth                    Boston Gas                      Bureau of Reclamation.        Debis
Bell Atlantic                British Gas                     SEC                           Dun & Bradstreet
MCI                          Edison International            U.S. Dept. of State           Lexis-Nexis
Pacific Telesis              Florida Power & Light           U.S. Dept of Justice          Reuters
Telecom Eireann              National Grid                   U.S. Postal Service
Telecom Italia               National Power                  FBI                           Manufacturing
U.S. Sprint                  Powergen                        Serinf                        -------------
                             Severn Trent                    Serpro                        Air Prod. & Chemicals
Consumer/Retail              South Wales Electric                                          Apple Computers
---------------              Williams                        Insurances                    Boeing
Argos                                                        ----------                    Caterpillar
Estee Lauder                 Financial Services              Allstate                      Cisco Systems
Federated Systems            ------------------              Blue Cross/Blue Shield        Consolid. Freightways
Giant Foods                  Alberta Treat Branches          CHU Nancy Hosp. Gen.          Ford
J. Crew Group                Banco Imperio                   Cox Medical System            Mercedes Benz
Johnson & Johnson            Bank for Int'l Settlem.         First Health Services         McDonnel Douglas
Publix SuperMarkets          Bank of Montreal                Kemper Insurance              Otis Elevator
Quaker Oats                  Barclays                        Macif                         Rolls-Royce
Sara Lee                     Commerzbank                     NW Mutual Life                Sollac
Sherwin-Williams             Edward D. Jones                 State Farm                    Sony
                             Mastercard Int'l                Vision Service Plan           Tandy
                             Republic Natl. Bank             Wellpoint Health Netwk.
                             SKA Credit Suisse
                             Wells Fargo
                             Caixa Econ. Fed

COMPETITION

      General. The market in which the Company operates is intensely competitive and is characterized by extreme price competition and rapid technological change. The competitive factors influencing the markets for the Company's products include product performance, price, reliability, features, scalability, interoperability across multiple platforms, adherence to industry standards, and the provision of support and maintenance services. The Company competes with a number of companies, principally IBM, that specialize in one or more of the Company's product lines, and such competitors may have greater financial, technical, sales and marketing resources to devote to the development, promotion and sale of their products, as well as longer operating histories, greater name recognition, and greater market acceptance for their products and services compared to those of the Company. There can be no assurance that the Company's current competitors or any new market entrants will not develop networked systems management products or other technologies that offer significant performance, price or other advantages over the Company's technologies, the occurrence of which would have a material adverse effect on the Company's business, financial condition and results of operations.

      Network Transport Products. The Company sells its IOS/390 and TCPaccess suite of products to customers who have installed mainframes using the MVS operating system. The Company's main competition for its IOS/390 and TCPaccess products is IBM. IBM sells TCP/IP and associated products for its MVS mainframe systems that compete directly with the Company's IOS/390 and TCPaccess product line. IBM has continued to enhance the functionality and performance of its TCP/IP product, which enhancements may require the Company to update its IOS/390 and TCPaccess product to remain competitive. There can be no assurance that the Company will be able to make the improvements in its IOS/390 and TCPaccess products necessary to remain competitive with IBM or that any such improvements by IBM would not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, IBM includes TCP/IP communications software in a bundle of software provided to purchasers of their OS/390 operating system. An IBM customer can request to have the IBM TCP/IP product removed from the software bundle provided by IBM and thereby reduce the purchase price of the system purchased. The reduction in the purchase price related to the exclusion of IBM's TCP/IP for MVS product from its software bundle, in certain model groups, is substantially lower than the price the customer would have to pay to purchase the Company's corresponding IOS/390 and TCPaccess products. There could be substantial erosion of the Company's margins if the Company reduces the price of its IOS/390 and TCPaccess products in order to compete against IBM, which erosion would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company derives a substantial portion of its revenues from maintenance agreements with its IOS/390 and TCPaccess customers. If the Company sells fewer IOS/390 and TCPaccess products, either due to competition from IBM or otherwise, the Company's maintenance revenues would be reduced, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Principle competition for the Company's X.25 product is from IBM's specialized front end processors which process X.25 protocol communications from the network to the mainframe.

CICS Programmers Toolkit is a specialized application and has no direct competition as a product. However, the benefits provided by CPT can also be provided by IBM's CICS Sockets, which are part of the OS/390 operating system.

      Systems Management Products. The primary competitors for e-Control include Tivoli Systems (an IBM company) with its various framework products including NetView, Sterling Software, Inc. with its NetMaster for TCP/IP product, Applied Expert Systems and TDSLink. Many other companies in the computer industry have announced products and plans to compete in the market for management and control of computer systems and networks. The Company's Enterprise Print Services competes principally with IBM's IP-PrintWay & NetSpool, as well as Levi, Ray & Shoup, Inc. with their VPS product.

      Network Security Products. The primary competitors for the NetLOCK products are Snare Networks, Kyberpass, Cylink, Time Step, Red Creek Communications Inc., and V-One Technologies, Inc. In addition, security products comparable to NetLOCK are currently available and are already incorporated into some operating systems, thereby significantly diminishing the market for NetLOCK.

      Other Factors. The Company's ability to compete successfully depends on many factors, including the Company's success in developing new products that implement new technologies, performance, price, product quality, reliability, and the success of competitors' products, general economic conditions, and protection of Interlink products by effective utilization of intellectual property laws. In particular, competitive pressures from existing or new competitors who offer lower prices or other incentives or introduce new products could result in price reductions which would adversely affect the Company's profitability. There can be no assurance that the Company's current or other new competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features, that the Company will be able to compete successfully in the future, or that the Company will not be required to incur substantial additional investment costs in connection with its engineering, research, development, marketing and customer service efforts in order to meet any competitive threat. The Company expects competition to intensify, and increased competitive pressure could cause the Company to lower prices for its products, or result in reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

The Company's success and ability to compete is dependent in part upon its proprietary information. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect its proprietary technology and software products. There can be no assurance, however, that such protection will be adequate to deter misappropriation, deter unauthorized third parties from copying aspects of, or otherwise obtaining and using, the Company's software products and technology, or that the rights secured thereby will provide competitive advantages to the Company. In addition, the Company cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between the Company and its employees or any license agreements with its customers will provide meaningful protection for the Company's proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

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

EMPLOYEES

      As of June 30, 1998, the Company and its subsidiaries employed a total of 170 persons, of which 70 are in sales and marketing, 63 are in product development and quality assurance, 16 are in customer support and 21 are in finance and administration. Interlink employs 144 persons in the United States and 26 persons in Europe. In addition, the Company employed 16 contractors as of June 30, 1998, principally in product development. The Company's continued success will depend on its ability to attract and retain key employees. Competition for employees is intense in the software industry. To date, the company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that the company will continue to be successful in the future. No employees are subject to collective bargaining agreements, and the Company considers its employee relations to be good.

Risk Factors

      In addition to the other information in this report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business:

New Products and Rapid Technological Change

      The markets for the Company's network transport products, system management products and network security products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The Company believes that its future success will depend upon its ability to develop, manufacture and market products which meet changing user needs, to continue to enhance its products and to develop and introduce in a timely manner new products that take advantage of technological advances, keep pace with emerging industry standards, and address the increasingly sophisticated needs of its customers. There can be no assurance whether TCP/IP will continue to be accepted as a communications protocol on client/server networks. Furthermore, there can be no assurance that the Company will be successful in acquiring, developing or marketing, on a timely basis, product enhancements or new products (including the IOS/390 product, e-Control product and NetLOCK), either independently or with strategic partners, that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of these products or that any such new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. The Company's failure or inability to adapt its products to technological changes or to acquire or develop new products successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Competition

      General. The market in which the Company operates is intensely competitive and is characterized by extreme price competition and rapid technological change. The competitive factors influencing the markets for the Company's products include product performance, price, reliability, features, scalability, interoperability across multiple platforms, adherence to industry standards, and the provision of support and maintenance services. The Company competes with a number of companies, principally IBM, that specialize in one or more of the Company's product lines, and such competitors may have greater financial, technical, sales and marketing resources to devote to the development, promotion and sale of their products, as well as longer operating histories, greater name recognition, and greater market acceptance for their products and services compared to those of the Company. There can be no assurance that the Company's current competitors or any new market entrants will not develop networked systems management products or other technologies that offer significant performance, price or other advantages over the Company's technologies, the occurrence of which would have a material adverse effect on the Company's business, financial condition and results of operations.

      Network Transport Products. The Company sells its IOS/390 and TCPaccess suite of products to customers who have installed mainframes using the MVS operating system. The Company's main competition for its IOS/390 and TCPaccess products is IBM. IBM sells TCP/IP and associated products for its MVS mainframe systems that compete directly with the Company's IOS/390 and TCPaccess product line. IBM has continued to enhance the functionality and performance of its TCP/IP product, which enhancements may require the

Company to update its IOS/390 and TCPaccess product to remain competitive. There can be no assurance that the Company will be able to make the improvements in its IOS/390 and TCPaccess products necessary to remain competitive with IBM or that any such improvements by IBM would not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, IBM includes TCP/IP communications software in a bundle of software provided to purchasers of their OS/390 operating system. An IBM customer can request to have the IBM TCP/IP product removed from the software bundle provided by IBM and thereby reduce the purchase price of the system purchased. The reduction in the purchase price related to the exclusion of IBM's TCP/IP for MVS product from its software bundle, in certain model groups, is substantially lower than the price the customer would have to pay to purchase the Company's corresponding IOS/390 and TCPaccess products. Because IBM's TCP/IP product may be less expensive to purchase than the Company's corresponding IOS/390 and TCPaccess products there could be substantial erosion of the Company's margins if the Company reduces the price of its IOS/390 and TCPaccess products in order to compete against IBM, which erosion would have a material adverse effect on the Company's business, financial condition and results of operations. Principle competition for the Company's X.25 product is from IBM's specialized front end processors which process X.25 protocol communications from the network to the mainframe.

CICS Programmers Toolkit is a specialized application and has no direct competition as a product. However, the benefits provided by CPT can also be provided by IBM's CICS Sockets, which are part of the OS/390 operating system.

      Systems Management Products. The primary competitors for e-Control include Tivoli Systems (an IBM company) with its various framework products including NetView, Sterling Software, Inc. with its NetMaster for TCP/IP product, Applied Expert Systems and TDSLink. Many other companies in the computer industry have announced products and plans to compete in the market for management and control of computer systems and networks. The Company's Enterprise Print Services competes principally with IBM's IP-PrintWay & NetSpool, as well as Levi, Ray & Shoup, Inc. with their VPS product.

      Network Security Products. The primary competitors for the NetLOCK products are Snare Networks, Kyberpass, Cylink, Time Step, Red Creek Communications Inc., and V-One Technologies, Inc. In addition, security products comparable to NetLOCK are currently available and are already incorporated into some operating systems, thereby significantly diminishing the market for NetLOCK.

      Other Factors. The Company's ability to compete successfully depends on many factors, including the Company's success in developing new products that implement new technologies, performance, price, product quality, reliability, and the success of competitors' products, general economic conditions, and protection of Interlink products by effective utilization of intellectual property laws. In particular, competitive pressures from existing or new competitors who offer lower prices or other incentives or introduce new products could result in price reductions which would adversely affect the Company's profitability. There can be no assurance that the Company's current or other new competitors will not develop enhancements to, or future generations of, competitive products that offer superior price or performance features, that the Company will be able to compete successfully in the future, or that the Company will not be required to incur substantial additional investment costs in connection with its engineering, research, development, marketing and customer service efforts in order to meet any competitive threat. The Company expects competition to intensify, and increased competitive pressure could cause the Company to lower prices for its products, or result in reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Current Products

      During the fiscal years ended June 30, 1997 and 1998, sales of the network transport products, excluding maintenance and consulting and hardware, accounted for approximately 41% and 36% and, including related maintenance and consulting and hardware, accounted for approximately 84% and 87%, respectively, of the Company's total revenues. The Company's operating results have historically been significantly dependent upon sales of the network transport products. A portion of the maintenance revenues are from historical customers of the Company's DECnet product. The Company no longer actively markets the DECnet product, and maintenance revenues from DECnet customers have declined each year since the fiscal year ended June 30, 1993, and are expected to continue to decline.

      Since its availability on May 13, 1997, the Company has experienced increased revenues from sales by Cisco or the Company of the IOS/390 product. The Company's operating results are currently dependent upon continued IOS/390 product sales by both Cisco and the Company and upon continued sales of other third-party products. The failure by either Cisco or the Company to increase sales levels of the IOS/390 product could adversely affect the Company's results of operations.

Reliance on IBM and Emergence of the Mainframe as an Enterprise Server

      The Company's current software products are designed for use with IBM and IBM-compatible mainframe computers. Specifically, these software products target users of the MVS operating system, the Customer Information Control System communications subsystem and the IMS and DB2 database management systems. As a result, future sales of the Company's existing products and associated recurring maintenance revenues are dependent upon continued use of mainframes and their related systems software. In addition, because the Company's products operate in conjunction with IBM systems software, changes to IBM systems software may require the Company to adapt its products to these changes, and any inability to do so, or delays in doing so, may adversely affect the Company's business, financial condition and results of operations. Currently, TCP/IP is the communications protocol for the Internet and is being adopted by some organizations as the communications protocol for their client/server local area networks and wide area networks. This adoption has allowed IBM MVS mainframe computers to act as enterprise servers on such networks. The use of mainframes as enterprise servers is relatively new and still emerging. The Company's future financial performance will depend in large part on the acceptance and growth in the market for centralized network management. Adoption of another communications protocol on client/server networks could make TCP/IP communication not viable, which would undermine the demand for the Company's products, and have a material adverse effect on the Company's business, financial condition and results of operations.

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

Customer Acceptance and Scalability of New Products; History of Acquired Technologies

      The Company has acquired a significant portion of the technology associated with its e-Control and NetLOCK products. There can be no assurance that the Company will be successful in integrating the operations and personnel associated with its recent acquisitions of the NetLOCK technology and Networkers Engineering, Ltd. There can be no assurance that the Company will be successful in deriving significant future sales from the products developed from these technologies, or establishing and maintaining uniform standards, controls, procedures and policies. To the extent that the Company is unable to accomplish the foregoing, the Company's business, financial condition and results of operations may be materially adversely affected.

      There can be no assurance that the Company will have the opportunity to successfully acquire or develop new technologies in the future or that such technology, if acquired, can be successfully integrated and commercialized by the Company. An inability to acquire, develop or commercialize new technologies would have a material adverse effect on the Company's business, financial condition and results of operations. The Company may also seek to acquire or invest in businesses, products or technologies that expand, complement or otherwise relate to the Company's current business or product line. There can be no assurance that such acquisitions will be successfully or cost-effectively integrated into the Company's current operations, or that the acquired technologies will provide the necessary complement to the Company's current products. If the Company consummates additional acquisitions in the future that must be accounted for under the purchase method of accounting, such acquisitions would likely increase the Company's amortization expenses. In addition, any such acquisitions would be subject to the risks of integration mentioned above. The Company does not currently have any understandings, commitments or agreements with respect to any potential acquisition nor is it currently engaged in any discussions or negotiations with respect to any such transaction.

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

Dependence on Strategic Relationships

      Alliance with Cisco. In January 1997 the Company entered into a strategic alliance with Cisco pursuant to which Cisco and the Company agreed to cooperate to develop the IOS/390 product, which has been available since May 13, 1997. The Company restructured this agreement with Cisco in August 1997. Cisco has not guaranteed the Company any minimum sales revenues in connection with its sales of the IOS/390 product, and there can be no assurance that the Company will continue to receive any revenues therefrom. The Company markets and sells its software products and services primarily through its direct sales organization and to a lesser extent, through international resellers and distributors to domestic and international customers, including original equipment manufacturers.

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

      The Company is involved in a commercial dispute and litigation with a former distributor. Should the distributor prevail on its claims, the Company's business, financial condition and results of operations could be materially adversely affected. See "Legal Proceedings."

Reliance on and Risks Associated with International Sales

      During the fiscal years ended June 30, 1997 and 1998, 45% and 33%, respectively, of the Company's total revenues were derived from sales to international customers. The Company's international sales have been primarily to European markets, and sales are generally denominated in local currencies. The Company expects that international revenue will continue to represent a significant portion of its total revenue. Sales to international customers are subject to additional risks including longer receivables collection periods, greater difficulty in accounts receivable collection, failure of distributors to report sales of the Company's products, political and economic instability, nationalization, trade restrictions, the impact of possible recessionary environments in economies outside the United States, reduced protection for intellectual property rights in some countries, currency fluctuations and tariff regulations and requirements for export licenses. There can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Substantially all of the Company's distribution and other agreements with international distributors require any dispute between the Company and any distributor to be settled by arbitration. Under these agreements, the party bringing the action, suit or claim is required to conduct the arbitration in the domicile of the defendant. The result is that, if the Company has a cause of action against a party, it may not be feasible for the Company to pursue such action, as arbitration in a foreign country could prove to be excessively costly and have a less certain outcome depending on the laws and customs in the foreign country. These international factors could have a material adverse effect on future sales of the Company's products to international end users and, consequently, the Company's business, financial condition and results of operations.

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

      The Company operates with very little backlog and most of its product revenues in each quarter result from orders closed in that quarter, with a substantial majority of those orders being completed at the end of that quarter. The Company establishes its expenditure levels for sales, marketing, product development and other operating expenses based in large part on its expectations as to future revenues, and revenue levels below expectations could cause expenses to be disproportionately high. If revenues fall below expectations in a particular quarter, operating results and net income are likely to be materially adversely affected. Any inability of the Company to adjust spending to compensate for failure to meet sales forecasts or to collect accounts receivable, or any unexpected increase in product returns or other costs, could magnify the adverse impact of such events on the Company's operating results.

      The Company's business has historically experienced and is expected to continue to experience significant seasonality. The Company has had higher sales of its software products in the quarters ending in March and June and weaker sales in the quarters ending in September and

December. The decrease in product revenues in the quarters ending in September is due to the international customer seasonal buying patterns. Due to the foregoing factors, quarterly revenue and operating results are likely to vary significantly in the future and period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, the Company's results have been and it is likely that in some future quarters the Company's revenue or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Dependence Upon Proprietary Technology; Risk of Third-Party Claims of
Infringement

      The Company's success and ability to compete is dependent in part upon its proprietary information. The Company relies prImarily on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect its proprietary technology and software products. There can be no assurance, however, that such protection will be adequate to deter misappropriation, deter third parties from copying aspects of, or otherwise obtaining and using, the Company's software products and technology without authorization, or that the rights secured thereby will provide competitive advantages to the Company.

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

Possible Volatility of Share Price

      There can be no assurance that the market price of the Company's Common Stock will not decline. The trading prices of the Company's Common Stock may be subject to wide fluctuations in response to a number of factors, including variations in operating results, alliances, changes in earnings estimates by securities analysts, announcements of extraordinary events such as litigation, alliances, or acquisitions, announcements of technological innovations or new products or new contracts by the Company or its competitors, announcements and reports about the declining number of mainframe computers shipped, press releases or reports of IBM or other competitors introducing competitive or substitute products, as well as general economic, political and market conditions. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

Year 2000 Issues

      In the computer industry many systems were not designed to handle any dates beyond the year 1999, and such computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is concerned that many enterprises will be devoting a substantial portion of their information systems spending to resolving this upcoming year 2000 problem. This may result in spending being diverted over the next two years. The Company has completed its assessment and testing of its product lines and has established that the current versions of its products are all year 2000 compliant. The Company is in the process of completing the assessment and testing of year 2000 compliance for its internal information and non-IT systems. The Company anticipates that addressing the year 2000 problem for its internal information and non-IT systems and current and future products will not have a material impact on its operations or financial results and expects to complete its assessment by the end of fiscal 1999. However, there can be no assurance that these costs will not be greater than anticipated, or that corrective actions undertaken will be completed before any year 2000 problems could occur. The year 2000 issue could lower demand for the Company's products while increasing the Company's costs. These combining factors, while not quantified, could have a material adverse impact on the Company's financial results. The Company uses certain products from and has certain key relationships with suppliers, including Cisco. If these suppliers fail to adequately address the year 2000 issue for the products this could have a material adverse impact on the Company's operations and financial results. The Company is still assessing the effect the year 2000 issue will have and, at this time, cannot determine the impact it will have, if any.

Issues Related to the European Monetary Conversion

      The Company is aware of the issues associated with the forthcoming changes in Europe aimed at forming a European economic and monetary union (the "EMU"). One of the changes resulting from this union will require EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, on January 1, 1999. On that day, the Euro will become a functional legal currency within these countries. During the next three years, business in the EMU member states will be conducted in both the 25 existing national currencies, such as the Franc or Deutsche Mark, and the Euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. The Company is still assessing the impact the EMU formation will have on both its internal systems and the products it sells. The Company will take appropriate corrective actions based on the results of such assessment. The Company has not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a materially adverse affect on the company's business, operating results and financial condition.

ITEM 2. PROPERTIES

      The Company is headquartered in a 24,000 square foot facility in Fremont, California. The Fremont facility houses the corporate functions, marketing, research and development, customer support and finance and administration. Interlink occupies this space under a lease agreement that expires on December 31, 2000. The Company has a research and development center in Columbia, Maryland where the IOS/390 and TCPaccess product line is developed. The Company's NetLOCK personnel are in a 8,522 square foot facility in Brea, California, for which the Company has signed a lease until August 31, 2000. The Company leases office space in 17 locations in the United States and Europe for use by its regional sales and support staff. The Company believes that its facilities are adequate to meet its requirements through the expiration of its leases.

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

      The Company has denied that it breached any agreement with the Claimant or engaged in any wrongful or fraudulent conduct as the Claimant alleges. In addition, the Company has counterclaimed against the Claimant for breach of contract, claiming damages in an unspecified amount to be determined according to proof.

      On or about June 12, 1998 the parties agreed to a sole arbitrator. Discovery is proceeding. Arbitration hearings are currently scheduled to occur in February 1999.

      The Company has accrued $350,000 for settlement of any liability that may result upon resolution of these matters. No estimate of the ultimate liability that may result upon the resolution of these matters is presently determinable. Should the Company be unsuccessful in defending any of these claims, the Company's business, financial condition and results of operations could be materially adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The common stock of the Company is traded on the Nasdaq National market under the symbol INLK. The Company completed its initial public offering and commenced trading of its common stock on August 15, 1996. The following table sets forth the quarterly high and low closing sales prices of the Company's common stock during the last two fiscal years. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

 Fiscal 1998           High        Low           Fiscal 1997             High               Low
--------------       -------     -------       --------------           -------            ------
First Quarter        $7.6250     $5.2500       First Quarter*           10.1250            8.3750
Second Quarter       $5.1875     $3.5625       Second Quarter           16.7500            8.6250
Third Quarter        $5.8750     $3.3750       Third Quarter            17.6250           10.6250
Fourth Quarter       $5.9375     $3.5000       Fourth Quarter           11.1250            5.9375
                                               *Commencing August 15, 1996

      As of August 31, 1998, there were approximately 212 holders of record of the Company's common stock. The Company believes that a significant number of beneficial owners of its Common Stock hold shares in street name.

      The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data of the Company should be read in conjunction with the Company's consolidated financial statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The consolidated statement of operations data for the fiscal years ended June 30, 1996, 1997 and 1998 and the consolidated balance sheet data as of June 30, 1997 and 1998 are derived from financial statements of the Company that have been audited by PricewaterhouseCoopers LLP formerly Coopers & Lybrand L.L.P., independent accountants, and are included elsewhere herein. The consolidated statement of operations data for the fiscal years ended June 30, 1994 and 1995 and the consolidated balance sheet data as of June 30, 1994, 1995 and 1996 are derived from financial statements of the Company audited by PricewaterhouseCoopers LLP that are not included herein.

                                                                     FISCAL YEAR ENDED JUNE 30,
                                                --------------------------------------------------------------------
                                                  1994           1995           1996           1997           1998
                                                --------       --------       --------       --------       --------
STATEMENTS OF OPERATIONS DATA:                                  (In thousands, except per share data)
Revenues:
  Product ................................      $ 12,350       $ 15,818       $ 19,670       $ 24,978       $ 15,920
  Maintenance and consulting .............         9,525         11,261         14,332         14,856         13,129
                                                --------       --------       --------       --------       --------

    Total revenues .......................        21,875         27,079         34,002         39,834         29,049
                                                --------       --------       --------       --------       --------

Cost of revenues:
  Product ................................         2,380          3,316          3,413          3,025          1,299
  Maintenance and consulting .............         1,430          3,293          4,594          4,712          4,700
                                                --------       --------       --------       --------       --------

    Total cost of revenues ...............         3,810          6,609          8,007          7,737          5,999
                                                --------       --------       --------       --------       --------

Gross profit .............................        18,065         20,470         25,995         32,097         23,050
Operating expenses:
  Product development ....................         6,276          6,245          5,241          7,742         11,226
  Sales and marketing ....................         8,384         10,792         13,316         14,348         13,496
  General and administrative .............         2,561          3,329          3,954          4,669          5,746
  Purchased research and development
    and product amortization (1) .........            --             --         10,479            575          6,564
  Loss on sale of HARBOR .................            --             --             --             --          2,047
                                                --------       --------       --------       --------       --------
    Total operating expenses .............        17,221         20,366         32,990         27,334         39,079
                                                --------       --------       --------       --------       --------

Operating income (loss) ..................           844            104         (6,995)         4,763        (16,029)
Interest and other income (expense), net..          (224)           (81)          (507)           735            828
                                                --------       --------       --------       --------       --------

Income (loss) before income taxes and
  extraordinary items ....................           620             23         (7,502)         5,498        (15,201)
Benefit from (provision for) income taxes           (273)         1,624           (114)        (2,138)         7,794
                                                --------       --------       --------       --------       --------

Income (loss) before extraordinary items..           347          1,647         (7,616)         3,360         (7,407)
Extraordinary items ......................         1,320             --             --             --             --
                                                --------       --------       --------       --------       --------

Net income (loss) ........................      $  1,667       $  1,647       $ (7,616)      $  3,360       $ (7,407)
                                                --------       --------       --------       --------       --------

Net income (loss) per share (2):
  Basic ..................................      $   0.57       $   0.45       $  (3.11)      $   0.52       $  (0.95)
  Diluted ................................      $   0.53       $   0.40       $  (3.11)      $   0.44       $  (0.95)
Shares used in per share calculation:
  Basic ..................................         2,929          3,658          2,446          6,516          7,791
  Diluted ................................         3,127          4,133          2,446          7,595          7,791

                                                                      JUNE 30,
                                            1994         1995           1996          1997          1998
                                          -------      --------       --------       -------      -------
BALANCE SHEET DATA:                                                (In thousands)
Working capital (deficit) ..........      $   212      $   (183)      $ (6,371)      $25,355      $20,031
Total assets .......................       15,853        20,000         25,925        48,363       42,782
Long-term debt, less current portion          672           368          2,892           802          132
Total stockholders' equity (deficit)          996         2,641         (4,585)       28,674       23,025

(1) A non-recurring charge for purchased research and development of $10.2 million was recorded in the fiscal year ended June 30, 1996 in connection with the acquisition of New Era. A non-recurring charge for purchased research and development of $3.1 million and $2.6 million was recorded in the fiscal year ended June 30, 1998 in connection with the acquisition of the NetLOCK technology and the acquisition of Networkers Engineering, Ltd, respectively.
(2) See Note 1 of Notes to Consolidated Financial Statements for a discussion of the computation of net income (loss) per share. 1994 basic and diluted income per share before extraordinary items was $0.12 and $0.11, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this Form 10-K.

OVERVIEW

      The Company offers a suite of high-performance solutions for enterprise systems networking. Interlink provides software and services which enable customers to use their IBM and IBM-compatible MVS mainframes as "enterprise servers" in distributed, heterogeneous client/server network environments. The Company was incorporated in December 1985 and registered its shares on the Nasdaq National Market System on August 15, 1996.

      In January 1997 the Company entered into a strategic alliance with Cisco Systems, Inc. ("Cisco") pursuant to which Cisco and the Company agreed to cooperate to develop certain TCP/IP software known as Cisco IOS for S/390 ("IOS/390"). Pursuant to the agreement, Cisco had principal responsibility for all TCP sales, with Interlink field personnel providing training and support. Early experience with this sales structure was unsatisfactory and in August 1997 Cisco and Interlink restated the agreement to allow the Company to resell IOS/390 and, once again, independently market and sell TCPaccess. Either Cisco or the Company may terminate the current relationship upon 90 days written notice.

      In September 1997, the Company acquired the NetLOCK network security technology from Hughes Electronics Corporation and recorded a charge in its fiscal first quarter of approximately $3.1 million relating to in-process software development. Revenue from the NetLOCK product commenced in January 1998.

      In December 1997, the Company sold its HARBOR product line, which was acquired in conjunction with the acquisition of New Era Systems Services, Ltd. (see Note 2 to Notes to Consolidated Financial Statements) and recorded a charge of $2.2 million, offset by a tax benefit of $3.2 million. The sale of the HARBOR product line resulted in a charge to earnings because the Company guaranteed a Canadian loan in the amount of $1.2 million, which was assumed by the buyers, and because the notes receivable of $1.9 million from the sale could not presently be recognized. During the fourth quarter of fiscal year 1998 the Company recognized $124,000 as a recovery on the sale of HARBOR as payments were made on the loan guaranteed by the Company.

      In January 1998, the Company purchased Networkers Engineering, Limited and the customer contracts of a related business, for a combined cost of approximately $2.9 million, of which approximately $2.6 million was charged to purchased research and development in the quarter ended March 31, 1998. (See
Note 3 to Notes to Consolidated Financial Statements.) Revenues from these new products are expected to commence in the first quarter of fiscal 1999.

RESULTS OF OPERATIONS

      The following table sets forth, as a percentage of total revenues, certain consolidated statement of operations data for the periods indicated:

                                                                         FISCAL YEAR ENDED JUNE 30,
                                                                       1996         1997         1998
                                                                      -----        -----        -----
REVENUES:
  Product ....................................................         57.9%        62.7%        54.8%
  Maintenance and consulting .................................         42.1         37.3         45.2
                                                                      -----        -----        -----

    Total revenues: ..........................................        100.0        100.0        100.0
                                                                      -----        -----        -----

Cost of Revenues:
  Product ....................................................         10.0          7.6          4.5
  Maintenance and consulting .................................         13.5         11.8         16.2
                                                                      -----        -----        -----

    Total cost of revenues ...................................         23.5         19.4         20.7
                                                                      -----        -----        -----

Gross profit .................................................         76.5         80.6         79.3
Operating expenses:
  Product development ........................................         15.4         19.4         38.6
  Sales and marketing ........................................         39.2         36.0         46.5
  General and administrative .................................         11.6         11.7         19.8
  Purchased research and development and product amortization          30.8          1.5         22.6
  Loss on sale of HARBOR .....................................           --           --          7.0
                                                                      -----        -----        -----

    Total operating expenses .................................         97.0         68.6        134.5
                                                                      -----        -----        -----

Operating income (loss) ......................................        (20.5)        12.0        (55.2)
Interest and other income (expense), net .....................         (1.5)         1.8          2.9
                                                                      -----        -----        -----

Income (loss) before income taxes ............................        (22.0)        13.8        (52.3)
Benefit from (provision for) income taxes ....................         (0.4)        (5.4)        26.8
                                                                      -----        -----        -----

Net income (loss) ............................................        (22.4)%        8.4%       (25.5)%
                                                                      =====        =====        =====

Cost of revenues as a percentage of the related revenues:
  Product ....................................................         17.4%        12.1%         8.2%
  Maintenance and consulting .................................         32.1%        31.7%        35.8%

FISCAL YEARS ENDED JUNE 30, 1997 AND 1998

Revenues

      Total revenues were $39.8 million and $29.0 million for the fiscal years ended June 30, 1997 ("fiscal 1997") and 1998 ("fiscal 1998"), respectively, representing a decrease of 27%. Product revenues were $25.0 million and $15.9 million for fiscal 1997 and 1998, respectively, representing a decrease of 36%. The decline in revenues in fiscal 1998 reflects the continued rebuilding of the sales channel after restructuring the distribution relationship with Cisco in August 1997. Fiscal 1998 product revenues include $.9 million from the HARBOR product line compared to $3.3 million in fiscal 1997. The HARBOR product line was sold in December 1997. Maintenance and consulting, revenues were $14.9 million and $13.1 million for fiscal years 1997 and 1998, respectively, representing a decrease of 12%, resulting principally from a decline in product shipments and cancellations of maintenance for the Company's older DECnet products.

Cost of Revenues

      Product. Product cost of revenues consists primarily of software royalties, hardware, product media, documentation and packaging costs. Product cost of product revenues was $3.0 million and $1.3 million, representing 12% and 8% of total product revenues for fiscal 1997 and fiscal 1998, respectively. This percentage decrease was due to significantly lower hardware sales and other third-party product revenue in fiscal 1998 compared to fiscal 1997, which carry higher product costs as a percentage of their respective revenue items.

      Maintenance and Consulting. Cost of revenues from maintenance and consulting consists primarily of personnel related costs incurred in providing telephone support, software updates and consulting and training. Cost of revenues from maintenance and consulting was $4.7 million for fiscal 1997 and fiscal 1998, representing 32% and 36% of total maintenance and consulting revenues, respectively. The increases in maintenance and consulting costs as a percentage of the related revenue is due to lower annual maintenance contract pricing while costs, the majority of which are fixed, remained stable.

Operating Expenses

      Total operating expenses were $27.3 million and $39.1 million, representing 69% and 135% of total revenues for fiscal 1997 and fiscal 1998, respectively. Excluding the loss on the sale of the HARBOR product line, and the purchased research and development charges relating to the acquisition of the NetLOCK technology and the acquisition of Networkers Engineering, Ltd., the operating expenses for fiscal 1998 were approximately $31 million representing 108% of total revenues.

      Product Development. Product development expenses consist primarily of personnel related costs. Product development expenses were $7.7 million and $11.2 million, representing 19% and 39% of total revenues for fiscal 1997 and fiscal 1998, respectively. The increase in product development expenses resulted from the expansion of the Company's product line as a result of the acquisition of Networkers Engineering Limited and the NetLOCK network security technology and ongoing product development efforts offset in part by the sale of the HARBOR product line in December 1997. Product development expenses related to the HARBOR product line were $1.5 million for fiscal 1998, all of which was incurred prior to the sale of the product line.

      Product development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Capitalized costs incurred by the Company between completion of the working model and the point at which the product is ready for general release amounted to $0.3 million and $0.2 million for fiscal 1997 and fiscal 1998, respectively.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, the fixed costs of worldwide field offices, and promotional expenses. The Company sells through its direct sales force, as well as through resellers and distributors. The direct channel produced 83% and 91% of product revenues for fiscal 1997 and fiscal 1998, respectively, and is also the major component of sales costs.

      Sales and marketing expenses were $14.3 million and $13.5 million, representing 36% and 47% of total revenues for fiscal 1997 and fiscal 1998, respectively. The decrease of $0.8 million was principally a result of lower commission expense on lower revenues. The increase as a percentage of total revenues was a result of basic fixed costs of worldwide field offices, related to lower product revenues and increased marketing activities relating to the Company's new products, e-Control and NetLOCK.

      General and Administrative. General and administrative expenses include personnel and other costs of the finance, human resources and administrative departments of the Company, and includes gains and losses on foreign currency exchange. General and administrative expenses were $4.7 million and $5.7 million, representing 12% and 20% of total revenues for fiscal 1997 and fiscal 1998, respectively. The $1.0 million increase in general and administrative expenses principally relates to costs to replace the previous executive team in the form of legal costs, recruiting costs, severance costs, and consulting expenses.

      Purchased Research and Development and Product Amortization. Purchased research and development and product amortization were $0.6 million and $6.6 million, representing 2% and 23% of total revenues for fiscal 1997 and fiscal 1998, respectively. In fiscal 1997, $0.6 million of product amortization was recorded in connection with the New Era acquisition. In fiscal 1998, one-time charges of $3.1 million and $2.6 million were recorded for purchased research and development related to the NetLOCK technology acquisition in September 1997 and the Networkers Engineering Limited acquisition in January 1998, respectively. A write-down of $0.5 million relating to purchased research and development in connection with the December 1995 HARBOR acquisition was recorded in September 1997. Amortization of capitalized software development costs and product amortization in connection with the New Era acquisition amounted to $0.4 million during fiscal 1998.

      Loss on Sale of HARBOR Product Line. The loss on the sale of the HARBOR product line was $2.2 million, representing 7% of total revenues for fiscal 1998. The sale of the HARBOR product line occurred in December 1997. (See Note 2 to Consolidated Financial Statements).

      Interest and Other Income, net. Interest and other income was $735,000 and $828,000 for fiscal 1997 and fiscal 1998, respectively. The increase was due primarily to a reduction of bank borrowing and lower cash balances in fiscal 1997, prior the Company's public offering and sale of equity to Cisco.

      Benefit from (Provision for) Income Taxes. Benefit from (provision for) income taxes for fiscal 1997 was ($2.1) million, which represented an effective tax rate of approximately 39%. The benefit from (provision for) income taxes for fiscal 1998 was $7.8 million. Included in fiscal 1998 is a tax benefit of $3.2 million relating to the sale of the HARBOR product line. The effective tax rate was approximately 39% and the effective benefit rate was 51% for fiscal 1997 and fiscal 1998, respectively. The increase in the effective tax rate is due to a $3.2 million tax benefit recorded relating to the sale of the HARBOR product line. The Company has assessed that it is more likely than not that it will be able to utilize its tax carryforwards and other deferred tax assets in the future. In the event the company does not show profitability in the subsequent fiscal quarters, the Company may be required to writeoff portions of the net deferred tax assets.

FISCAL YEARS ENDED JUNE 30, 1996 AND 1997

      As a result of the acquisition of New Era in December 1995, the Company's operating results for fiscal 1996 and fiscal 1997 are not directly comparable due to New Era being included for approximately 6 months of fiscal 1996 results of operations versus the full year of fiscal 1997.

Revenues

      Total revenues were $34.0 million and $39.8 million for fiscal 1996 and fiscal 1997, respectively, representing an increase of 17%. Product revenues were $19.7 million and $25.0 million for fiscal 1996 and fiscal 1997, respectively, representing an increase of 27%. This increase was primarily due to a $3.4 million increase (of which $2.0 million were from prepaid license fees from Cisco) in network transport product license fees and associated hardware sales as well as the increase in HARBOR products from $1.0 million in fiscal 1996 to $3.3 million in fiscal 1997, partially offset by a decrease in third party software revenues over fiscal 1996. Maintenance and consulting revenues were $14.3 million and $14.9 million for the fiscal 1996 and fiscal 1997, respectively, representing an increase of 4%, resulting principally from an increase in the number of customers purchasing maintenance agreements.

Cost of Revenues

      Product. Product cost of revenues consists primarily of software royalties, hardware, product media, documentation and packaging costs. Cost of product revenues was $3.4 million and $3.0 million, representing 17% and 12% of total product revenues for fiscal 1996 and fiscal 1997, respectively. This percentage decrease was due to the increased HARBOR revenues in fiscal 1997, which have a high gross margin, and a reduction in third-party product revenue in fiscal 1997 compared to fiscal 1996, which carry higher product costs as a percentage of their respective revenues.

      Maintenance and Consulting. Cost of revenues from maintenance and consulting consists primarily of personnel related costs incurred in providing telephone support and software updates. Cost of revenues from maintenance and consulting was $4.6 million and $4.7 million, representing 32% of total maintenance and consulting revenues for fiscal 1996 and fiscal 1997, respectively.

Operating Expenses

      Total operating expenses were $33.0 million and $27.3 million, representing 97% and 69% of total revenues for fiscal 1996 and fiscal 1997, respectively. Excluding the charge for purchased research and development related to the New Era acquisition, operating expenses for fiscal 1996 were $22.8 million representing 67% of total revenues.

      Product Development. Product development expenses consist primarily of personnel related costs. Product development expenses were $5.2 million and $7.7 million, representing 15% and 19% of total revenues for fiscal 1996 and fiscal 1997, respectively. The increase in product development expenses resulted from the acquisition of Harbor and development efforts expended for IOS/390.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, the fixed costs of worldwide field offices, and promotional expenses. The Company sells through its direct sales force as well as through resellers and distributors. The direct channel produced 88% and 83% of product revenues for fiscal 1996 and fiscal 1997, respectively, and is also the major component of sales channel costs.

      Sales and marketing expenses were $13.3 million and $14.3 million, representing 39% and 36% of total revenues for fiscal 1996 and fiscal 1997, respectively. The increase in absolute dollars was a result of marketing program costs and the New Era acquisition.

      General and Administrative. General and administrative expenses include personnel and other costs of the finance, human resources and administrative departments of the Company, and includes gains and losses on foreign currency exchange. General and administrative expenses were $4.0 million and $4.7 million, representing 12% of total revenues in each of fiscal 1996 and fiscal 1997. The increase in dollar amounts for general and administrative is attributable to the increased headcount required to support the Company's expansion.

      Purchased Research and Development and Product Amortization. Purchased research and development expense incurred in connection with the New Era acquisition was approximately $10.2 million, representing 30% of total revenues for fiscal 1996. In addition, approximately $321,000 and $575,000 of product amortization resulting from such acquisition was included in fiscal 1996 and fiscal 1997. (See Note 2 of Notes to Consolidated Financial Statements.)

      Interest and other Income (Expense), net. Interest and other income (expense) was ($507,000) and $735,000 for fiscal 1996 and fiscal 1997, respectively. The improvement was due to the Company paying off its bank borrowings in 1996 and earning interest income on its cash proceeds from the initial public offering and equity purchase by Cisco in August and December 1996, respectively.

      Benefit from (Provision for) Income Taxes. The income tax provision for fiscal 1996 was $114,000. The effective tax rate for fiscal 1996, excluding the write-off of purchased research and development and the benefit relating to the recognition of the Company's deferred tax asset was approximately 39%. The income tax provision for fiscal 1997 was $2.1 million which represented an effective tax rate of approximately 39%.

Quarterly Results

The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended June 30, 1998. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Company's audited consolidated financial statements and notes thereto. The Company believes that results of operations for the interim periods are not necessarily indicative of the results to be expected for any future period.

                                                                      Three Months Ended
                               --------------------------------------------------------------------------------------------------
                               Sept. 30,   Dec. 31,     March 31,    June 30,     Sept. 30,    Dec. 31,     March 31,    June 30,
                                 1996        1996         1997         1997         1997         1997         1998         1998
                               ---------   --------     ---------    --------     ---------    --------     ---------    --------
Revenues:
  Product ..................    $ 4,832     $ 5,960     $  7,546     $  6,640     $  2,833     $  3,388     $  4,806     $ 4,893
  Maintenance and
    consulting .............      3,893       3,673        3,611        3,679        3,482        3,360        3,194       3,093
                                -------     -------     --------     --------     --------     --------     --------     -------

    Total revenues .........      8,725       9,633       11,157       10,319        6,315        6,748        8,000       7,986
                                -------     -------     --------     --------     --------     --------     --------     -------

Cost of revenues:
  Product ..................        685         678          564        1,098          280          348          378         293
  Maintenance and
    consulting .............      1,237       1,209        1,139        1,127        1,329        1,176        1,202         993
                                -------     -------     --------     --------     --------     --------     --------     -------
    Total cost of
      revenues .............      1,922       1,887        1,703        2,225        1,609        1,524        1,580       1,286
                                -------     -------     --------     --------     --------     --------     --------     -------
Gross profit ...............      6,803       7,746        9,454        8,094        4,706        5,224        6,420       6,700
Operating expenses:
  Product development ......      1,901       1,969        1,957        1,915        2,318        3,233        3,048       2,627
  Sales and marketing ......      3,064       3,194        4,142        3,948        2,778        3,020        3,473       4,225
  General and
    administrative .........        912       1,107        1,301        1,349        1,324        1,933        1,235       1,254
  Purchased research
    and development
    and product
    amortization ...........        162         139          127          147        3,746          117        2,664          37
  Loss (recovery) on
    sale of  HARBOR ........         --          --           --           --           --        2,171           --        (124)
                                -------     -------     --------     --------     --------     --------     --------     -------

    Total operating
      expenses .............      6,039       6,409        7,527        7,359       10,166       10,474       10,420       8,019
                                -------     -------     --------     --------     --------     --------     --------     -------

Operating income (loss) ....        764       1,337        1,927          735       (5,460)      (5,250)      (4,000)     (1,319)
Interest and other income
  (expense), net ...........        (56)        144          256          391          265          255          184         124
                                -------     -------     --------     --------     --------     --------     --------     -------
Income (loss) before
  provision for income
  taxes ....................        708       1,481        2,183        1,126       (5,195)      (4,995)      (3,816)     (1,195)
Benefit from (provision
  for) income taxes ........       (269)       (578)        (851)        (439)       1,454        4,546        1,358         436
                                -------     -------     --------     --------     --------     --------     --------     -------
Net income (loss) ..........    $   439     $   903     $  1,332     $    687     $ (3,741)    $   (449)    $ (2,458)    $  (759)
                                =======     =======     ========     ========     ========     ========     ========     =======

Net income (loss) per share:
  Basic ....................    $  0.09     $  0.14     $   0.19     $   0.09     $  (0.50)    $  (0.06)    $  (0.31)    $ (0.09)
  Diluted ..................    $  0.07     $  0.12     $   0.16     $   0.08     $  (0.50)    $  (0.06)    $  (0.31)    $ (0.09)

Shares used in per share
  Basic ....................      4,988       6,492        7,177        7,398        7,557        7,615        7,932       8,061
  Diluted ..................      6,147       7,671        8,331        8,158        7,557        7,615        7,932       8,061

Liquidity and Capital Resources

      Working capital decreased at June 30, 1998 over that at June 30, 1997 primarily due to the loss incurred during the fiscal year and the acquisitions of the NetLOCK technology and Networkers Engineering, Ltd. Working capital increased at June 30, 1997 over that at June 30, 1996 primarily due to the proceeds from the initial public offering, proceeds from the equity investment from Cisco and net income.

      For fiscal 1998, net cash used in operating activities resulted primarily from the net loss, an increase in deferred income taxes, and a decrease in other liabilities, partially offset by depreciation and amortization, a charge relating to the sale of HARBOR, and the write-off of purchased research and development relating to the acquisitions of the NetLOCK technology and Networkers Engineering, Ltd. For fiscal 1997, net cash provided by operating activities resulted primarily from net income, depreciation and amortization, and an increase in accrued liabilities, partially offset by an increase in deferred income taxes, an increase in accounts receivable, and a decrease in accounts payable. For fiscal 1996, net cash provided by operations resulted primarily from a write-off of purchased research and development, depreciation and amortization and an increase in deferred maintenance and product revenue, partially offset by a net loss, increase in deferred income taxes and an increase in accounts receivable.

      For fiscal 1998, the Company's investing activities consisted primarily of the acquisition of the NetLOCK technology and Networkers Engineering, Ltd. and the purchases of property and equipment. For fiscal 1997, the Company's investing activities consisted primarily of purchases of property and equipment. For fiscal 1996, the Company's investing activities consisted primarily of the acquistion of New Era and the redemption of available-for-sale securities.

      For the fiscal 1998, the Company's financing activities consisted of payments on capital lease obligations and proceeds from the issuance of common stock issued for the Company's stock option plan and employee stock purchase plan. Net cash provided by financing activities for the fiscal 1997 consisted primarily of proceeds from the initial public offering and the equity investment by Cisco, partially offset by payments on the Company's bank line of credit and notes payable. For fiscal 1996 the Company's financing activities consisted of proceeds from a term loan and bank line of credit and payments on bank line of credit.

      At June 30, 1998, the Company had $18.2 million in cash and cash equivalents and $20.0 million in working capital. The Company had $8.9 million in accounts receivable, net of allowance for doubtful accounts, and $8.2 million of unearned revenues, the majority of which are expected to be earned over the 12 month period following June 30, 1998.

      The Company believes that its current cash balance and its cash flow from operations, if any, will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Year 2000 Issues

      In the computer industry many systems were not designed to handle any dates beyond the year 1999, and such computer hardware and software will need to be modified prior to the year

2000 in order to remain functional. The Company is concerned that many enterprises will be devoting a substantial portion of their information systems spending to resolving this upcoming year 2000 problem. This may result in spending being diverted over the next two years. The Company has completed its assessment and testing of its product lines and has established that the current versions of its products are all year 2000 compliant. The Company is in the process of completing the assessment and testing of year 2000 compliance for its internal information and non-IT systems. The Company anticipates that addressing the year 2000 problem for its internal information and non-IT systems and current and future products will not have a material impact on its operations or financial results and expects to complete its assessment by the end of fiscal 1999. However, there can be no assurance that these costs will not be greater than anticipated, or that corrective actions undertaken will be completed before any year 2000 problems could occur. The year 2000 issue could lower demand for the Company's products while increasing the Company's costs. These combining factors, while not quantified, could have a material adverse impact on the Company's financial results. The Company uses certain products from and has certain key relationships with suppliers, including Cisco. If these suppliers fail to adequately address the year 2000 issue for the products this could have a material adverse impact on the Company's operations and financial results. The Company is still assessing the effect the year 2000 issue will have and, at this time, cannot determine the impact it will have, if any.

Issues Related to the European Monetary Conversion

      The Company is aware of the issues associated with the forthcoming changes in Europe aimed at forming a European economic and monetary union (the "EMU"). One of the changes resulting from this union will require EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, on January 1, 1999. On that day, the Euro will become a functional legal currency within these countries. During the next three years, business in the EMU member states will be conducted in both the 25 existing national currencies, such as the Franc or Deutsche Mark, and the Euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. The Company is still assessing the impact the EMU formation will have on both its internal systems and the products it sells. The Company will take appropriate corrective actions based on the results of such assessment. The Company has not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a materially adverse affect on the company's business, operating results and financial condition.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Accountants..........................................   40
Consolidated Balance Sheets as of June 30, 1997 and 1998...................   41
Consolidated Statements of Operations for the years ended June 30, 1996,
  1997 and 1998............................................................   42
Consolidated Statements of Stockholders' Equity (Deficit) for the years
  ended June 30, 1996, 1997 and 1998.......................................   43
Consolidated Statements of Cash Flows for the years ended June 30, 1996,
  1997 and 1998............................................................   44
Notes to Consolidated Financial Statements.................................   45

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Interlink Computer Sciences, Inc. and Subsidiaries

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Interlink Computer Sciencs, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
July 24, 1998

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                 June 30,
                                                           --------------------
                                                             1997        1998
                                                           --------    --------
ASSETS
Current assets
  Cash and cash equivalents ............................   $ 28,106    $ 18,189

  Accounts receivable, net of allowance for doubtful
    accounts of $623 in 1997 and $578 in 1998 ..........      9,752       8,876
  Inventories ..........................................        674         380
  Current deferred tax asset ...........................      2,092       7,497
  Other current assets .................................      1,240         492
                                                           --------    --------
      Total current assets .............................     41,864      35,434
Property and equipment, net ............................      1,676       2,392
Long-term deferred tax asset ...........................      1,541       3,615
Purchased software products and other non-current assets      3,282       1,341
                                                           --------    --------

      Total assets .....................................   $ 48,363    $ 42,782
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .....................................   $  1,421    $    793
  Current portion of long-term debt ....................        314       1,031
  Accrued compensation .................................      2,694       1,879
  Accrued income taxes .................................      2,296       1,328
  Other accrued liabilities ............................      2,296       3,544

  Deferred maintenance and product revenue .............      7,488       6,828
                                                           --------    --------
      Total current liabilities ........................     16,509      15,403
Long-term debt, less current portion ...................        802         132
Deferred maintenance revenue ...........................      1,403       1,421
Other liabilities ......................................        975       1,692
Liabilities retained in connection with sale of HARBOR .         --       1,109
                                                           --------    --------

      Total liabilities ................................     19,689      19,757
                                                           --------    --------

Commitments and contingencies (Note 6)
Preferred stock, par value $0.001 in 1997 and 1998
  Authorized: 5,000,000 shares in 1997 and 1998
  Issued and outstanding:  no shares in 1997 and 1998
Common stock, par value $0.001:
  Authorized: 20,000,000 shares in 1997 and 1998
  Issued and outstanding: 7,548,000 shares in 1997
    and 8,149,000 shares in 1998 .......................   $      7    $      8
Additional paid-in capital .............................     50,814      52,505
Cumulative translation adjustment ......................       (591)       (525)
Accumulated deficit ....................................    (21,556)    (28,963)
                                                           --------    --------

      Total stockholders' equity .......................     28,674      23,025
                                                           --------    --------

      Total liabilities and stockholders' equity .......   $ 48,363    $ 42,782
                                                           ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                    FISCAL YEAR ENDED JUNE 30,
                                                                 --------------------------------
                                                                   1996        1997        1998
                                                                 --------    --------    --------
REVENUES::
  Product ....................................................   $ 19,760    $ 24,978    $ 15,920
  Maintenance and consulting .................................     14,332      14,856      13,129
                                                                 --------    --------    --------

    Total revenues ...........................................     34,002      39,834      29,049
                                                                 --------    --------    --------

Cost of Revenues:
  Product ....................................................      3,413       3,025       1,299
  Maintenance and consulting .................................      4,594       4,712       4,700
                                                                 --------    --------    --------

    Total cost of revenues ...................................      8,007       7,737       5,999
                                                                 --------    --------    --------

Gross profit .................................................     25,995      32,097      23,050
                                                                 --------    --------    --------

Operating expenses:
  Product development ........................................      5,241       7,742      11,226
  Sales and marketing ........................................     13,316      14,348      13,496
  General and administrative .................................      3,954       4,669       5,746
  Purchased research and development and product amortization      10,479         575       6,564
  Loss on sale of HARBOR .....................................         --          --       2,047
                                                                 --------    --------    --------

    Total operating expenses .................................     32,990      27,334      39,079
                                                                 --------    --------    --------

Operating income (loss) ......................................     (6,995)      4,763     (16,029)
Interest and other income (expense), net .....................       (507)        735         828
                                                                 --------    --------    --------

Income (loss) before income taxes ............................     (7,502)      5,498     (15,201)
Benefit from (provision for) income taxes ....................       (114)     (2,138)      7,794
                                                                 --------    --------    --------

Net income (loss) ............................................   $ (7,616)   $  3,360    $ (7,407)
                                                                 ========    ========    ========

Net income (loss) per share:
  Basic ......................................................   $  (3.11)   $   0.52    $  (0.95)
  Diluted ....................................................   $  (3.11)   $   0.44    $  (0.95)

Shares used in per share calculation:
  Basic ......................................................      2,446       6,516       7,791
  Diluted ....................................................      2,446       7,595       7,791

The accompanying notes are an integral part of these consolidated financial statements.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                       Preferred Stock         Common Stock      Additional  Cumulative
                                       ---------------         ------------       Paid-In    Translation  Accumulated
                                      Shares      Amount      Shares   Amount     Capital     Adjustment    Deficit      Total
                                      ------      ------      ------   ------    ----------  -----------  -----------    -----
Balances, June 30, 1995 .........      1,230       6,310       2,459     14,167                    (536)    (17,300)      2,641
  Issuance of common stock for
    Acquisition of Lennox and
    Partner GmbH ................         --          --           6         19          --          --          --          19
  Exercise of stock options .....         --          --          18         16          --          --          --          16
  Issuance of common stock
    Warrants ....................         --          --          --        400          --          --          --         400
  Translation adjustment ........         --          --          --         --          --         (45)         --         (45)
  Net income (loss) .............         --          --          --         --          --          --      (7,616)     (7,616)
                                      ------      ------       -----   --------    --------    --------    --------    --------

Balances, June 30, 1996 .........      1,230       6,310       2,483     14,602          --        (581)    (24,916)     (4,585)
  Issuance of common stock:
    Upon exercise of
      stock options .............         --          --         394        365          --          --          --         365
    Under Employee stock
      purchase plan .............         --          --          62        397          --          --          --         397
    From public offerings, net of
      issuance costs of $3.2
      million ...................         --          --       2,530     22,148          --          --          --      22,148
    From private offerings, net
      of issuance costs of
      $28,000 ...................         --          --         622      6,814          --          --          --       6,814
  Conversion of Preferred Stock
    to Common Stock .............     (1,230)     (6,310)      1,230      6,310          --          --          --          --
  Tax benefit from Employee
    stock transactions ..........         --          --          --        185          --          --          --         185
  Net exercise of warrants ......         --          --         227         --          --          --          --          --
  Reincorporation into Delaware
    corporation .................         --          --          --    (50,814)     50,814          --          --           0
  Translation adjustment ........         --          --          --         --          --         (10)         --         (10)
  Net income ....................         --          --          --         --          --          --       3,360       3,360
                                      ------      ------       -----   --------    --------    --------    --------    --------

Balances, June 30, 1997 .........         --          --       7,548   $      7    $ 50,814    $   (591)   $(21,556)   $ 28,674
  Issuance of common stock:
    Upon exercise of stock
      options ...................         --          --         225         --         236          --          --         236
    Under Employee stock
      purchase plan .............         --          --         136         --         529          --          --         529
    In connection with
      acquisition of Networkers
      Engineering, Ltd. .........         --          --         240          1         913          --          --         914
  Compensation charge for
    consultants .................         --          --          --         --          13          --          --          13
  Translation adjustment ........         --          --          --         --          --          66          --          66
  Net income (loss) .............         --          --          --         --          --          --      (7,407)     (7,407)
                                      ------      ------       -----   --------    --------    --------    --------    --------

Balances, June 30, 1998 .........         --          --       8,149   $      8    $ 52,505    $   (525)   $(28,963)   $ 23,025
                                      ------      ------       -----   --------    --------    --------    --------    --------

The accompanying notes are an integral part of these consolidated financial statements.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 FISCAL YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                 1996        1997        1998
                                                              --------    --------    --------
Cash flows from operating activities:
  Net income (loss) .......................................   $ (7,616)   $  3,360    $ (7,407)
  Adjustments to reconcile net income to net cash
  provided by operating activies:
    Purchased research and development ....................     10,158                   6,228
    Loss on sale of HARBOR ................................         --          --       2,047
    Depreciation and amortization .........................      1,477       2,023       1,678
    Provision for net realizable value of inventory
      and accounts receivable .............................        243         301         238
    Exchange losses .......................................        130         310          64
    Increase in deferred income taxes .....................     (1,203)       (543)     (7,884)
    Changes in operating assets and liabilities:
      Accounts receivable .................................       (744)       (847)        564
      Inventories .........................................        (45)        (97)        200
      Prepaid expenses and other assets ...................        (16)       (414)        949
      Accounts payable ....................................        (92)     (1,207)       (620)
      Accrued liabilities .................................       (424)        789        (607)
      Deferred maintenance and product revenue ............      1,969         (34)       (306)
      Other accrued liabilities ...........................        278         223      (1,071)
                                                              --------    --------    --------

        Net cash provided by (used in) operating activities      4,115       3,864      (5,927)
                                                              --------    --------    --------
Cash flows from investing activities:
  Acquisition of New Era, net of cash acquired ............    (10,168)         --          --
  Acquisition of NetLOCK network security technology ......         --          --      (1,175)
  Acquisition of Networkers Engineering, Ltd. .............         --          --        (724)
  Proceeds from sale of available-for-sale securities .....      2,525          --          --
  Acquisition of property and equipment ...................       (384)     (1,151)     (2,244)
  Capitalization of software development costs ............        (90)       (349)       (174)
                                                              --------    --------    --------

        Net cash used in investing activities .............     (8,117)     (1,500)     (4,317)
                                                              --------    --------    --------

Cash flows from financing activities:
  Proceeds from term loan .................................      3,000          --          --
  Proceeds from bank line of credit .......................      5,000          --          --
  Payments on notes payable and other .....................       (630)     (4,929)       (203)
  Payments on bank line of credit .........................     (1,300)     (5,000)         --
  Proceeds from issuance of preferred and common stock, net         36      29,909         765
                                                              --------    --------    --------

        Net cash provided by financing activities .........      6,106      19,980         562
                                                              --------    --------    --------

          Net increase (decrease) in cash and cash
            equivalents ...................................      2,104      22,344      (9,682)

    Effect of exchange rate changes on cash ...............       (131)       (359)       (235)
    Cash and cash equivalents, beginning of period ........      4,148       6,121      28,106
                                                              --------    --------    --------

    Cash and cash equivalents, end of period ..............   $  6,121    $ 28,106    $ 18,189
                                                              ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS

      Interlink Computer Sciences, Inc. (the "Company") is a supplier of high-performance solutions for enterprise systems networking. Interlink provides software and services which enable customers to use their IBM and IBM-compatible MVS mainframes as "enterprise servers" in distributed, heterogeneous client/server network environments. The Company markets and sells its software products and services primarily through its direct sales organization and to a lesser extent, through international resellers and distributors to domestic and international customers. The Company's network transport products, which include the IOS/390, TCPaccess, X.25 for S/390 and CPT products, has generated substantially all of the Company's product and maintenance and consulting revenues. Total revenues from network transport products totaled $32.4 million, $33.6 million and $25.3 million during fiscal 1996, 1997 and 1998, respectively. The Company's operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of these network transport products. The life cycles of the Company's products are difficult to estimate due in part to the effect of future product enhancements and competition. A decline in demand for the Company's products as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, financial condition and result of operations.

      In January 1997 the Company entered into a strategic alliance with Cisco Systems, Inc.("Cisco") pursuant to which Cisco and the Company agreed to cooperate to develop certain TCP/IP software known as IOS/390. Interlink is an authorized reseller of the IOS/390 product, which has been available since May 13, 1997, and continues to independently market and sell TCPaccess. Either Cisco or the Company may terminate the relationship upon 90 days written notice

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after intercompany balances and transactions have been eliminated.

FINANCIAL INSTRUMENTS

      Cash equivalents are highly liquid investments with original or remaining maturities of three months or less at the date of purchase. Cash equivalents present insignificant risk of changes in value because of interest rate changes. The Company maintains its cash balances with

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL INSTRUMENTS (Continued):

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

CONCENTRATIONS

      At June 30, 1997 and 1998, approximately 51% and 46% of the Company's trade accounts receivable are due from customers in Europe with the remaining receivables due from customers primarily in the United States. The Company performs ongoing evaluations of its customers' financial condition and does not require collateral. The Company maintains allowances for potential credit losses and such losses have been within management's expectations.

      Network access from the enterprise server to the network via the Company's TCPaccess and IOS/390 products require a network controller or a Channel Interface Processor ("CIP"), which the Company and third parties sell to Interlink's customers. The Company's principal network controller is supplied by Bus-Tech. The CIPs are supplied by Cisco. Sales of network controllers and, in fiscal 1998, commission from CIPs have accounted for substantially all of the Company's hardware revenues to date. Total hardware revenues have accounted for 19%, 14% and 16% of product revenues in fiscal 1996, fiscal 1997, and fiscal 1998, respectively. CIP commissions in fiscal 1998 were $1.2 million. The Company does not anticipate receiving such commission credit in the future. In addition, the Company also relies upon this company and Cisco for network controller and CIP replacement parts. Furthermore, IBM could use its position as a supplier of network controllers and similar products to gain a competitive advantage over the Company. To date, the Company has not experienced difficulty or significant delay in obtaining any such sole-source products. However, there can be no assurance that the Company will not face such difficulties or delays in the future. An inability of the Company or its customers to obtain such sole-sourced controllers or similar products could significantly delay shipment of products, which could have a material adverse effect on the Company's business, financial condition and results of operation.

INVENTORIES

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories are principally comprised of finished goods at June 30, 1997 and 1998.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of three to five years. Leasehold improvements and property under capital leases are amortized using a straight-line method over the shorter of their estimated useful lives or the terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in operations.

REVENUE RECOGNITION

Product Revenues

      Product revenues are recognized after shipment of the product, completion of a trial period, if any, and receipt of a signed contract; provided remaining obligations are insignificant, collection of the resulting receivable is probable and product returns are reasonably estimable. Provisions for estimated product returns, warranty costs and insignificant vendor obligations are recorded at the time products are shipped.

Maintenance and Consulting Revenues

      Maintenance and consulting revenues consist of maintenance and renewal fees for providing product updates, technical support and related services for software products, and training and consulting services fees. The Company unbundles a portion of its initial product license revenues related to software maintenance revenues based upon the amount charged for such services when they are sold separately. Unbundled software maintenance revenues and revenues from separately sold maintenance contracts are recognized ratably over the related service period. Consulting services revenues and training fees are generally recognized as the related services are performed.

PRODUCT DEVELOPMENT COSTS

      Costs related to the conceptual formulation and design of software products are expensed as product development while costs incurred subsequent to establishing technological feasibility of software products are capitalized, if material, until general release of the product. Generally, technological feasibility is established when the software module performs the primary functions described in its original specifications, contains features required for it to be usable in a production environment and is completely documented. Amortization of capitalized software costs, which begins when products are available for general release to customers, is provided on a product-by-product basis at the greater of the amount computed using the ratio of current revenues to the total current and anticipated revenues or the straight-line method over two years. During fiscal 1996, fiscal 1997 and fiscal 1998 amortization of capitalized software was $32,000, $225,000 and $48,000, respectively.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADVERTISING EXPENSE

      Advertising costs are expensed when incurred. In fiscal 1996, 1997 and 1998 advertising expense was $691,000, $236,000 and $301,000, respectively.

INCOME TAXES

      The Company accounts for income taxes under the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current laws and rates in effect.

FOREIGN CURRENCY TRANSLATION

      The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rate during the period. Adjustments resulting from translation of intercompany accounts are reflected as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the results of operations.

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

RECENT PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal 1999, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

      In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure about operating

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENT PRONOUNCEMENTS (Continued):

segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company for fiscal 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

      In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition as amended on March 31, 1998, which delineates the accounting for software product and maintenance revenues. SOP 97-2 supersedes the Accounting Standards Executive Committee Statement of Position 91-1, Software Revenue Recognition, and is effective for transactions entered into in fiscal 1999. The Company does not anticipate SOP 97-2 to materially impact its results of operations.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its financial position and its results of operations. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal 2000.

2. ACQUISITION AND SALE OF HARBOR PRODUCT LINE

      Effective December 29, 1995, the Company acquired all of the outstanding stock of New Era Systems Services Ltd. ("New Era"), a Canadian company that develops, markets and supports storage management and software distribution products ("HARBOR product line"). During the quarter ended September 30, 1997, revenue expectations for the HARBOR product line declined. As a result, the Company determined that the recorded amount for purchased software had been impaired and recorded a loss of approximately $550,000, the amount by which the recorded intangible at September 30, 1997 exceeded the present value of the estimated future net cash flows.

      In the acquisition, the Company paid cash of approximately $11,000,000 and issued fully exercisable warrants to purchase 350,000 shares of its common stock at $3.20 per share with a fair value of $315,000(see Note 7). In addition, in conjunction with the acquisition, the Company issued non- interest bearing notes payable to the shareholders of New Era aggregating approximately $1,300,000, net of discounts for imputed interest of $133,000. These amounts resulted in a purchase price for New Era of $13,001,000 including direct acquisition costs and severance costs and certain duplicate facilities related to the planned closure of New Era's European subsidiary, all totaling approximately $500,000. The acquisition was accounted for as a purchase transaction and the results of operations of New Era have been included with those of the Company since December 29, 1995, the date the acquisition was consummated.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACQUISITION AND SALE OF HARBOR PRODUCT LINE (Continued):

      The fair market value of the assets and liabilities acquired from New Era, was determined through established valuation techniques used in the software industry.

      The amount of the purchase price allocated to purchased software products ($3.2 million), for which technological feasibility had been established at the acquisition date, is being amortized on a straight line basis over five years. An amount of $10.2 million allocated to purchased research and development, which had no alternative future use and which related to products for which technological feasibility had not been established, was expensed at the acquisition date.

      Summarized below are the unaudited pro forma results of operations of the Company as though New Era had been acquired at the beginning of fiscal 1996. Adjustments have been made for the estimated increases in amortization related to purchased software, increases and decreases in interest expense and income, respectively, and other appropriate pro forma adjustments.

                                                            YEAR ENDED JUNE 30,
                                                                   1996
                                                           ---------------------
                                                           (in thousands, except
                                                             per share amounts)
Revenues ................................................    $        36,491
Net income (loss) .......................................              2,765
Net income (loss) per share-basic .......................               1.13
Net income (loss) per share-diluted .....................               0.56

      The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable and do not reflect any benefit from economies which might have been achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of fiscal 1996 or of future results of operations of the combined companies. On December 18, 1997 the Company sold substantially all of the assets of the HARBOR product line to a former executive and member of the board of directors of the Company who resigned both posts effective as of the date of the sale. The consideration paid to the Company consisted of $1,250,000 in installment notes plus a $600,000 convertible note that may, upon the occurrence of certain events, entitle the Company to an additional payment of $150,000. In addition the purchasers assumed certain liabilities and obligations, including a note payable in the amount of $1,232,000 for which the Company is the guarantor, and $356,000 in deferred maintenance obligations. As the Company has continuing involvement in the HARBOR business, primarily through its guarantee of the note payable, and there is substantial uncertainty about the ability of HARBOR to meet its obligations, the Company has (i) not recorded the notes receivable, (ii) provided a valuation allowance on all assets transferred to the purchaser and (iii) recorded a liability equal to the amount of the guarantee of the note assumed. As a result of this treatment, the Company recorded a loss of $2,171,000 on the sale of the HARBOR product line. The Company also recorded a tax benefit of $3.2 million relating to the sale of the HARBOR product line. During the fourth quarter of fiscal year 1998, the Company recognized $124,000 as a recovery on the sale of HARBOR product line, as two payments on the loan guaranteed by the Company were made by the buyer.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. FISCAL 1998 ACQUISITIONS:

NETLOCK TECHNOLOGY

On September 18, 1997, the Company acquired the NetLOCK technology, an end-to-end network security technology, that encrypts data and helps prevent security break-ins, and certain assets from Hughes Aircraft Company for approximately $2,144,000 in cash and incurred related acquisition costs of $300,000. The Company also licensed certain core technology that is incorporated into the NetLOCK technology from a third party licensor. Under the terms of the license agreement, the Company paid an up front fee of $175,000 and is obligated to pay royalties ranging from 3% to 9% of future NetLOCK revenues on an ongoing basis, with guaranteed future minimum royalties of $2,300,000 through 2002, payable in quarterly amounts ranging from $25,000 to $187,500. This amount has been recorded net of a $724,000 discount; and is included in other liabilities. During fiscal 1998, the Company amortized $116,000 of this discount. As of the date of the acquisition, the NetLOCK technology had not reached technological feasibility nor did it have any future alternative use. Accordingly, $3.1 million has been recorded as purchased research and development, which consists of the amount of the purchase price allocated to purchased research and development and the guaranteed minimum royalty payments, net of the present value discount. The remaining portion of the purchase price of $1,144,000 has been recorded as property and equipment. In conjunction with the NetLOCK technology purchase, the Company employed approximately 25 people and entered into an operating lease for facilities with a third party. These employee and facility costs have been included in the Company's results of operations from the date of the acquisition of the technology.

NETWORKERS ENGINEERING, LTD

On January 13, 1998, the Company acquired Networkers Engineering Limited, a software development company based in the United Kingdom in exchange for cash of $600,000, deferred cash payments of $1,000,000 and 239,578 shares of the Company's common stock. The deferred cash payments will be made in four consecutive quarterly payments of $250,000 beginning July 1, 1998. Of the approximate $2.5 million purchase price and approximately $400,000 of acquisition costs, the Company recorded $2.6 million as purchased research and development relating to the in-process technology and recorded approximately $300,000 as purchased software products relating to the completed technology. Purchased software is being amortized over a 5 year period from the date of acquisition. The purchased research and development of $2.6 million was not deemed to have reached technological feasibility nor did it have any future alternative use and was therefore expensed as of the date of the acquisition. In conjunction with the acquisition, the Company employed three people and assumed an operating lease for the facilities in the United Kingdom.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. BALANCE SHEET DETAIL:

         Property and equipment, net comprised (in thousands):

                                                                 JUNE 30,
                                                           --------------------
                                                             1997         1998
                                                           -------      -------
Equipment ............................................     $ 4,876      $ 5,777
Furniture and fixtures ...............................         331          499
Leasehold improvements ...............................         136          346
                                                           -------      -------
                                                             5,343        6,622
                                                           -------      -------
Less accumulated depreciation and amortization .......      (3,667)      (4,230)
                                                           -------      -------
                                                           $ 1,676      $ 2,392
                                                           =======      =======

      Depreciation expense was $742,000, $787,000, and $1,183,000 in fiscal 1996, fiscal 1997 and fiscal 1998, respectively.

      Equipment acquired under capital leases, included in property and equipment above, comprised (in thousands):

                                                                 JUNE 30,
                                                           --------------------
                                                             1997         1998
                                                           -------      -------
Equipment ............................................     $   738      $   791
Less accumulated amortization ........................        (535)        (632)
                                                           -------      -------
                                                           $   203      $   159
                                                           =======      =======

      Capitalized software, net, included in other assets, comprised (in thousands):

                                                                 JUNE 30,
                                                           --------------------
                                                             1997         1998
                                                           -------      -------
Capitalized software .................................     $   438      $   612
Less accumulated amortization ........................        (225)        (438)
                                                           -------      -------
                                                           $   213      $   174
                                                           =======      =======

5. LONG-TERM DEBT:

OUTSTANDING LONG-TERM DEBT

      As of June 30, 1998 the Company had long-term debt outstanding as follows:

Capitalized lease obligations.......................................    $   163
Notes payable for acquisition of Networkers Engineering Ltd.........      1,000
                                                                        -------
                                                                          1,163
                                                                        -------
Less current portion of long-term debt..............................     (1,031)
                                                                        -------
                                                                        $   132
                                                                        =======

      The notes payable are non-interest bearing, unsecured notes which are payable in four consecutive quarterly installments of $250,000, beginning July 1, 1998.

The Company has equipment under capital lease obligations maturing through fiscal 2003. The lease agreements require the Company to maintain liability and property insurance.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM DEBT (Continued):

      At June 30, 1998, future minimum annual payments due under the long-term debt and the capital lease obligations are as follows (in thousands):

      FISCAL
       1999.......................................................    $   1,047
       2000.......................................................           47
       2001.......................................................           47
       2002.......................................................           47
       2003.......................................................           15
       Thereafter.................................................           --
                                                                      ---------
                                                                          1,203
           Less amounts representing interest.....................          (40)
                                                                      ---------
           Total minimum payments.................................    $   1,163
                                                                      =========

6. COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

      The Company leases its facilities and certain equipment under various operating leases with terms ranging from month-to-month to five years. Under the terms of these leases, the Company is also responsible for taxes, insurance and utilities.

      The minimum future annual rental payments as of June 30, 1998 under leases with initial or remaining non-cancelable lease terms longer than one year are as follows (in thousands):

      FISCAL
       1999.......................................................    $   1,255
       2000.......................................................          665
       2001.......................................................          208
       2002.......................................................          131
       2003.......................................................           99
       Thereafter.................................................           21
                                                                      ---------
       Total minimum payments.....................................    $   2,379
                                                                      =========

      Rent expense was $1,767,000, $1,668,000 and $1,585,000 in fiscal 1996, fiscal 1997 and fiscal 1998, respectively.

CONTINGENCY

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

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES (Continued):

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

      On or about March 9, 1998 the Claimant initiated arbitration proceedings in San Francisco, California under the International Chamber of Commerce ("ICC") Rules of Arbitration. The request for arbitration alleges claims for breach of contract, fraudulent inducement, trade libel, use of trade secrets and confidential information, unfair business practices, interference with customers and improper use of confidential information and ideas. The request seeks damages in the amount of $3,000,000, plus punitive damages in an unspecified amount, less an offset for amounts owed to Interlink France, and a constructive trust.

      The Company has denied that it breached any agreement with the Claimant or engaged in any wrongful or fraudulent conduct as the Claimant alleges. In addition, the Company has counterclaimed against the Claimant for breach of contract, claiming damages in an unspecified amount to be determined according to proof.

      On or about June 12, 1998 the parties agreed to a sole arbitrator. Discovery is proceeding. Arbitration hearings are currently scheduled to occur in February 1999.

The Company has accrued $350,000 for settlement of any liability that may result upon resolution of these matters. No estimate of the ultimate liability that may result upon the

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES (Continued):

resolution of these matters is presently determinable. Should the Company be unsuccessful in defending any of these claims, the Company's business, financial condition and results of operations could be materially adversely affected.

FOREIGN EXCHANGE CONTRACTS

      The Company occasionally enters into forward exchange contracts to mitigate the effects of balance sheet exposures to fluctuations in foreign currency exchange rates. The effects of hedges on balance sheet exposures are recognized in income when the exchange rate changes. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. The Company did not have any foreign exchange contracts outstanding at June 30, 1997 or 1998.

7. STOCKHOLDERS' EQUITY:

PREFERRED STOCK

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

EQUITY INVESTMENT BY CISCO

      On January 27, 1997, the Company signed a definitive agreement with Cisco (See Note 1) regarding a strategic alliance to jointly market IOS/390 a software suite that extends Cisco's Internetwork Operating System (IOS) networking technologies to IBM and compatible MVS mainframes and mainframe applications. As part of the alliance, on December 12, 1996, Cisco purchased 622,000 newly-issued shares of the Company's Common Stock (approximately nine percent (9%) of the Company's then outstanding shares) for approximately $6.8 million. Total revenues from Cisco totaled $2.6 million and $4.5 million during fiscal 1997 and fiscal 1998, respectively.

INCENTIVE STOCK OPTION PLAN

      The Company has an employee stock option plan (the "1992 Plan"). Under the 1992 Plan, incentive stock options may be granted to employees, officers and directors, and non-statutory stock options may be granted to employees, officers, directors or consultants at prices not lower than 100% and 85%, respectively, of the fair market value of the Company's common stock at the date of grant as determined by the Board of Directors. Furthermore, the 1992 Plan provides that options are exercisable within the times, or upon the events determined by the Board of Directors, or by a committee of the Board appointed to administer the 1992 Plan, and are exercisable no later than seven years from the date of grant. Generally, options become

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCKHOLDERS' EQUITY(Continued):

exercisable as to 9/48 after nine months from the date of grant and ratably thereafter over three years and three months.

DIRECTOR OPTION PLAN

      At June 30, 1998 the Company reserved a total of 150,000 shares of common stock for issuance under the 1996 Director Option Plan (the "Director Plan"). The option grants under the Director Plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of the common stock on the grant date. Each non-employee director of the Company (an "Outside Director") will automatically be granted an option to purchase 15,000 shares of common stock upon joining the Board of Directors. Subsequently, each Outside Director will automatically be granted an additional option to purchase 3,750 shares of common stock at the next meeting of the Board of Directors following the annual meeting of stockholders, if on such date, such Outside Director has served on the Board of Directors for at least six months. The term of such options is ten years. As of June 30, 1998, options to acquire 82,500 shares have been issued under the Director Plan.

PLAN ACTIVITY

Option activity under the 1992 Plan and the Director Plan for the fiscal 1996, fiscal 1997, and fiscal 1998 follows:

                                                                        Outstanding
                                              --------------------------------------------------------------
                                Options                                           Weighted
                              Available For                                        Average
                                 Grant           Shares     Exercise Price     Exercise Price     Amount
                              -------------   ----------    --------------     --------------  ------------
Balances, June 30, 1995         131,302          796,228     $ 0.70-$1.10            0.93           744,000
  Options reserved              980,000               --               --              --                --
  Options granted              (355,150)         355,150     $1.10-$14.00            3.52         1,250,000
  Options exercised                  --          (18,564)    $ 0.70-$1.10            0.86           (16,000)
  Options canceled              114,311         (114,311)    $ 0.70-$1.10            1.08          (123,000)

Balances, June 30, 1996         870,463        1,018,503     $0.70-$14.00            1.82      $  1,855,000
  Options reserved              150,000               --               --              --                --
  Options granted              (826,239)         826,239     $5.94-$16.25            8.83         7,291,734
  Options exercised                  --         (393,608)    $  .70-$8.00            0.93          (364,984)
  Options canceled              317,169         (317,169)    $ .90-$16.25            9.96        (3,160,376)

Balances, June 30, 1997         511,393        1,133,965     $ .70-$16.25            4.96      $  5,621,374
  Options reserved              300,000               --               --              --                --
  Options granted            (1,787,840)       1,787,840     $ 3.69-$6.44            4.97         8,889,949
  Options exercised                  --         (225,339)    $  .70-$8.00            1.05          (236,072)
  Options canceled            1,104,083       (1,104,083)    $ .70-$15.00            6.88        (7,600,699)

Balances, June 30, 1998         127,636        1,592,383     $ .70-$16.25         $  4.19      $  6,674,552

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCKHOLDERS' EQUITY (Continued):

         The following table summarizes information with respect to stock options outstanding at June 30, 1998:

                         Options Outstanding                                  Options Exercisable
---------------------------------------------------------------------   ------------------------------
                         Average
                        Remaining     Weighted Number     Weighted          Number         Weighted
Range Of Exercise      Contractual      Outstanding       Average        Exercisable       Average
      Price            Life (years)    June 30, 1998   Exercise Price   June 30, 1998   Exercise Price
-----------------      ------------   ---------------  --------------   -------------   --------------
  $ .70 - $ 4.39           5.27            469,200          $2.60          231,333          $1.36
  $4.44 - $ 4.81           6.59            140,350          $4.65           16,409          $4.80
  $4.88 - $ 4.88           6.65            714,417          $4.88           99,680          $4.88
  $5.00 - $16.25           7.05            268,416          $6.65           24,794          $9.61
                                         ---------                         -------
     Total                 6.31          1,592,383          $4.48          372,216          $3.00
                                         =========                         =======

      At June 30, 1996 and June 30, 1997 options to purchase 566,347 and 423,192 shares of common stock at weighted exercise prices of $.91 and $1.95 were exercisable.

      In May 1997, the company offered employees the right to cancel certain outstanding stock options at original exercise prices and receive new options with a new exercise price. The new exercise price was $8.125 per share, based on the closing price of common stock on the date employees agreed to cancel their original outstanding stock options. Options to purchase a total of 257,025 shares at original exercise prices ranging from $9.00 to $16.25 per share were canceled and new options were issued in May 1997. Vesting under the new options commenced on a date six months after the original vesting start date, and occurs over a four-year period.

      In February 1998, the Company offered employees the right to cancel certain outstanding stock options at original exercise prices and receive new options with a new exercise price. The new exercise price is $4.875 per share, based on the closing price of common stock on the date employees agreed to cancel their original outstanding stock options. Options to purchase a total of 705,240 shares at original exercise prices ranging from $5.00 to $15.00 per share were canceled and new options were issued in February 1998. Vesting under the new options commenced on a date six months after the original vesting start date, and occurs over a four-year period.

EMPLOYEE STOCK PURCHASE PLAN

      At June 30, 1998, the Company had reserved a total of 350,000 shares of common stock for issuance under its 1996 Employee Stock Purchase Plan ("the ESPP"). Employees (including officers and employee directors at the Company) are eligible to participate if they are customarily employed for at least 20 hours per week and for more than five months in any calendar year. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of any employee's compensation . The purchase price of the common stock under the ESPP will be equal to 85% of the lesser of the fair market value per share of common stock on the start date of the offering period or on the date on which the option is exercised. During fiscal 1997, 62,262 shares were purchased through the ESPP. During fiscal 1998, 135,951 shares were purchased through the ESPP. The aggregate fair value and weighted average fair value per share of purchase rights under the ESPP in fiscal 1997 and fiscal 1998 were $466,965 and $665,149 and $7.50 and $4.89, respectively.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCKHOLDERS' EQUITY (Continued):

WARRANTS

      At June 30, 1998, the Company had issued fully exercisable warrants to purchase the common stock with the terms indicated:

      Number of shares           Exercise price           Exercise period
      ----------------           --------------           ---------------
          213,533                     $3.20               through December 2000
          62,500                      $3.20               through April 2003
          6,250                       $12.80              through April 2003

PRO FORMA STOCK-BASED COMPENSATION

      The Company has elected to continue to follow the provisions of APB No. 25, "Accounting for Stock Issued to Employees", for financial reporting purposes and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Company's Stock Option Plan or ESPP. Had compensation cost for the Company's Stock Option Plan and ESPP been determined on the fair value at the grant date for awards in fiscal 1996, fiscal 1997 and fiscal 1998 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share for the fiscal 1996, fiscal 1997 and fiscal 1998 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                           FISCAL YEAR ENDED JUNE 30,
                                                      -----------------------------------
                                                         1996         1997        1998
                                                      ----------   ---------   ----------
Net Income (loss) - as reported ...................   $  (7,616)   $   3,360   $  (7,407)
Net Income (loss) - pro forma .....................   $  (7,655)   $   2,501   $  (9,020)
Net income (loss) per share- as reported-basic ....   $   (3.11)   $     .52   $    (.95)
Net income (loss) per share- as reported-diluted ..   $   (3.11)   $     .44   $    (.95)
Net income (loss) per share- pro forma-basic ......   $   (3.13)   $     .38   $   (1.16)
Net income (loss) per share- pro forma-diluted ....   $   (3.13)   $     .33   $   (1.16)

      The above pro-forma disclosures are not necessarily representative of the effects on reported net income for future years.

      The aggregate fair value and weighted fair value per share of options granted in fiscal 1996, fiscal 1997 and fiscal 1998 were $325,962, $3,998,180 and $3,662,291 and $.92, $4.84 and $2.05 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted assumptions:

                                                           FISCAL YEAR ENDED JUNE 30,
                                                      -----------------------------------
                                                         1996         1997        1998
                                                      ----------   ---------   ----------
Expected volatility................................     --%        84.5%       79.6%
Risk-free interest rate............................   5.90%         6.30%       5.73%
Expected life......................................   4.82 years    4.82 years  4.02 years
Expected dividend yield............................   0.00%         0.00%       0.00%

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCKHOLDERS' EQUITY (Continued):

      The Company has also estimated the fair value for the purchase rights under the Employee Stock Purchase Plan using the Black-Scholes Option Pricing Model with the following assumptions for rights granted in fiscal 1997and fiscal 1998:

                                                           FISCAL YEAR ENDED JUNE 30,
                                                      -----------------------------------
                                                         1996         1997        1998
                                                      ----------   ---------   ----------
Expected volatility................................      --        84.50%      79.6%
Risk-free interest rate............................      --         6.54%       5.48%
Expected life......................................      --         0.5 years   0.5 years
Expected dividend yield............................      --         0.00%       0.00%

8. INCOME TAXES:

      Income (loss) applicable to domestic and foreign income taxes follows (in thousands):

                                                           FISCAL YEAR ENDED JUNE 30,
                                                      -----------------------------------
                                                         1996         1997        1998
                                                      ----------   ---------   ----------
      Domestic.....................................   $   3,737    $  5,953    $  (10,081)
      Foreign......................................     (11,239)       (455)       (5,120)
                                                      ---------    --------    ----------
        Total                                         $  (7,502)   $  5,498    $  (15,201)
                                                      =========    ========    ==========

      Benefit from (provision for)income taxes comprises (in thousands):

                                                           FISCAL YEAR ENDED JUNE 30,
                                                      -----------------------------------
                                                         1996         1997        1998
                                                      ----------   ---------   ----------
Current:
  Federal (net of benefit of operating loss
    carryforward of $45 in 1996 and 1997)..........   $  (1,100)   $ (2,099)   $       (7)
  State (net of benefit of operating loss
    carryfoward of $12 in 1996 and 1997)...........        (218)       (370)           (5)
  Foreign..........................................          --        (232)         (146)
                                                     ----------    --------   -----------
                                                         (1,318)     (2,701)         (158)

Deferred:
  Federal..........................................         262         223         6,975
  State............................................          91          40           504
  Foreign..........................................         (72)        300           473
                                                     ----------    --------   -----------
                                                            281         563         7,952
                                                     ----------    --------   -----------
Decrease in valuation allowance....................         923          --            --
                                                     ----------    --------   -----------
                                                     $     (114)   $ (2,138)  $     7,794
                                                     ==========    ========   ===========

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES (Continued):

    The components of the deferred tax asset are as follows (in thousands):

                                                                  JUNE 30,
                                                            --------------------
                                                              1997         1998
                                                            -------      -------
Deferred tax assets:
  Allowance for doubtful accounts receivable ..........     $   207      $   196
  Allowance for excess and obsolete inventories .......          90          108
  Depreciation and amortization .......................       1,083        2,849
  Accrual for warranty and other ......................       1,795        1,617
  Net operating loss carryforwards ....................         458        5,916
  Tax credit carryforwards ............................         543          426
                                                            -------      -------
    Total deferred tax assets .........................       4,176       11,112

Deferred tax liability:
  Purchased software products .........................        (543)           0
                                                            -------      -------
  Net deferred tax assets .............................     $ 3,633      $11,112
                                                            =======      =======

      Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

      The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the (provision for) benefit from income taxes reflected in the statements of operations are as follows (in thousands):

                                                      FISCAL YEAR ENDED JUNE 30,
                                                    ------------------------------
                                                      1996       1997       1998
                                                    -------    -------    -------
United States statutory rate ....................   $ 2,551    $(1,873)   $ 5,168
State taxes, net of federal benefit .............      (127)      (331)       499
Foreign taxes, net ..............................       (72)        68         --
R&D credit ......................................        --         --        336
Change in valuation allowance ...................       923         --         --
Alternative minimum tax .........................         5         --         --
Foreign sales corporation .......................        60         70         --
Benefit from disposition of HARBOR product line .        --         --      1,812
Non-deductible purchased research and development    (3,454)        --          0
Other ...........................................        --        (72)       (21)
                                                    -------    -------    -------
                                                    $  (114)   $(2,138)   $ 7,794
                                                    =======    =======    =======

      The Company has net operating loss and general business tax credit carryforwards for federal income tax purposes which may be used to reduce future taxable income, if any, and federal income tax liability, respectively. The years in which these carryforwards expire and their amounts as of June 30, 1998 are as follows:

                                                 Expiration Date       Amounts
                                                 ---------------       -------
U.S. federal net operating loss carryforwards.        2013           $17,000,000
Tax credit carryforwards                              2013                   426

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES (Continued):

      The Tax Reform Act of 1986 substantially changed the rules relating to net operating loss and tax credit carryforwards in the case of an ownership changes of a corporation. The Company had such an ownership change, as defined, which has limited approximately $1.2 million of the net operating loss carryforwards that can be used in any one year to approximately $135,000. The Company's remaining net operating losses are not subject to any such limitations.

9. SEGMENT INFORMATION:

      The Company offers a suite of high-performance solutions for enterprise systems networking. Its business falls into one industry segment. Cisco Systems, Inc. accounted for 15% of the Company's total consolidated annual revenues in fiscal 1998. No one customer accounted for more than 10% of consolidated annual revenues in fiscal 1996 and fiscal 1997. The distribution of revenues between the United States, Canadian and European operations are as follows (in thousands):

                                                   FISCAL YEAR ENDED JUNE 30,
                                               ---------------------------------
                                                 1996        1997        1998
                                               --------    --------    --------
Revenues from unaffiliated customers:
  United States ............................   $ 19,923    $ 24,203    $ 19,525
  Canada ...................................      1,258       1,245          75
  Europe ...................................     12,821      14,386       9,449
  Transfer from U.S. to Europe .............      5,620       5,711       3,557
  Elimination's ............................     (5,620)     (5,711)     (3,557)
                                               --------    --------    --------
  Consolidated .............................   $ 34,002    $ 39,834    $ 29,049
                                               ========    ========    ========

         The Company assembles its systems domestically and then sells these systems to its European subsidiaries for distribution in the European market. Internal selling prices are designed to allocate operating profits to the operating entity, with sales and service profits to the sales and service entities. Consolidated income (loss) before income-taxes comprised (in thousands):

                                                   FISCAL YEAR ENDED JUNE 30,
                                               ---------------------------------
                                                 1996        1997        1998
                                               --------    --------    --------
United States...............................   $  4,711    $  5,952    $(10,082)
Canada......................................    (10,858)       (243)     (4,708)
Europe......................................     (1,355)       (211)       (411)
                                               --------    --------    --------
                                               $ (7,502)   $  5,498    $(15,201)
                                               ========    ========    ========

Consolidated total assets comprised (in thousands):

                                                           JUNE 30,
                                               ---------------------------------
                                                 1996        1997        1998
                                               --------    --------    --------
United States...............................   $ 10,858    $ 36,607    $ 38,844
Canada......................................      5,857       3,561          23
Europe......................................      9,210       8,195       3,915
                                               --------    --------    --------
                                               $ 25,925    $ 48,363    $ 42,782
                                               ========    ========    ========

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SUPPLEMENTAL CASH FLOW DISCLOSURES (IN THOUSANDS):

                                                                             FISCAL YEAR ENDED JUNE 30,
                                                                          -------------------------------
                                                                            1996        1997       1998
                                                                          --------    --------   --------
Interest paid .........................................................   $    591    $    192   $     18
Income taxes paid .....................................................        890       1,743      1,309
Noncash transactions from investing and financing activities:
    Property and equipment acquired from capital lease obligations ....         --         130         53
    Issuance of preferred and common stock warrants ...................         84          --         --
    Issuance of common stock for acquisition of Lennox and Partner GmbH         19          --         --
    Reduction of property and equipment and accumulated depreciation
    for the disposal of fully depreciated assets ......................      4,127          --         --
Acquisition of New Era (see Note 2):
    Assets acquired, excluding cash ...................................      2,330          --         --
    Liabilities assumed ...............................................     (3,473)         --         --
    Purchased software products .......................................      3,199          --         --
    Purchased research and development ................................     10,158          --         --
    Notes payable issued to former New Era stockholders ...............     (1,328)         --         --
    Accrued liabilities for acquisition costs .........................       (403)         --         --
    Issuance of common stock warrants .................................       (315)         --         --
Acquisition of NetLOCK Technology (see Note 3):
    Liabilities assumed, net of discount ..............................         --          --      1,576
Acquisition of Networkers Engineering, Ltd. (see Note 3):
    Liabilities assumed ...............................................         --          --      1,094
    Issuance of common stock to Networkers Engineering stockholders ...         --          --        914
    Assets acquired ...................................................         --          --        100
Sale of HARBOR product line (see Note 2):
    Assets of the HARBOR product line sold to a related party .........         --          --      2,265
    Liabilities of the HARBOR product line assumed by a related party .         --          --       (356)
    Costs accrued related to the sale of the HARBOR product line ......         --          --        262

11. COMPUTATION OF NET INCOME (LOSS) PER SHARE:

Basic and diluted earnings per share are calculated as follows for fiscal 1996, fiscal 1997 and fiscal 1998 (in thousands except for per share amounts):

                                                                  FISCAL YEAR ENDED JUNE 30,
                                                                 ----------------------------
                                                                    1996       1997      1998
                                                                 -------    -------   -------
Basic:
    Weighted average shares ..................................     2,446      6,516     7,791
                                                                 -------    -------   -------
    Shares used in per share calculation .....................     2,446      6,516     7,791
                                                                 =======    =======   =======
    Net income (loss) ........................................    (7,616)     3,360    (7,407)
                                                                 =======    =======   =======
    Net income (loss) per share ..............................   $ (3.11)   $  0.52   $ (0.95)
                                                                 =======    =======   =======

Diluted:
    Weighted average shares ..................................     2,446      6,516     7,791
    Common equivalent shares from stock options and warrants .        --      1,079        --
                                                                 -------    -------   -------
    Shares used in per share calculation .....................     2,446      7,595     7,791
                                                                 =======    =======   =======
    Net income (loss) ........................................   $(7,616)   $ 3,360   $(7,407)
                                                                 =======    =======   =======
    Net income (loss) per share ..............................   $ (3.11)   $  0.44   $ (0.95)
                                                                 =======    =======   =======

12. EMPLOYEE BENEFIT PLAN:

      The Company has a 401(k) Profit Sharing Plan (the "Plan") qualified under
Section 401(k) of the Internal Revenue Code of 1986. All full-time U.S. employees are eligible to participate in the Plan.

      Each eligible employee may elect to contribute to the Plan up to 15% of the employee's annual compensation. The Company, at the discretion of its board of directors, may make matching contributions to the Plan but has not done so for fiscal 1996, fiscal 1997 and fiscal 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information regarding directors and executive officers are incorporated herein by reference from the section entitled "Election of Directors" and "Executive Officers of the Registrant", respectively, of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrant's Annual Meeting of Stockholders (the "Proxy Statement"). The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal 1998.

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

(a) (2) Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts is filed on page 70 of this Report on Form 10-K.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are inapplicable.

The independent accountant's report with respect to the above listed financial statements and financial statement schedule listed in Items 14(a)(1) and 14(a)(2), respectively, is filed on page 40 and page 69, respectively, of this Report on Form 10-K.

Exhibit Number    Exhibit
--------------    -------

3.1               Restated Certificate of Incorporation of the Company. (1)

3.2               Bylaws of the Company, as amended to date. (1)

4                 Shareholder Rights Plan (3)

10.1 1992 Stock Option Plan, as amended, and from of agreement thereto. (1)

10.2 1996 Employee Stock Purchase Plan, as amended, and form of agreement thereto. (1)

10.3
                  1996 Director Stock Option Plan, as amended, and form of agreement thereto. (2)

10.4 Form of Indemnification Agreement between the Company and its officers and directors. (2)

10.5+ OEM/Remarketing Agreement between the Company and Bus-Tech, Inc. dated February 13, 1989, as amended. (1)

10.6 Lease Agreement between the Company and King & Lyons dated December 8, 1996. (1)

10.7 Lease Agreement between New Era Systems Services, Ltd. and Trizec Properties Limited. (1)

10.8+ Software License and Distribution Agreement between the Company and Legato Systems, Inc. dated May 10, 1996. (1)

10.9+ Revenue Sharing Agreement between the Company and Legato Systems, Inc. dated May 10, 1996. (1)

10.10 Agreement and Plan of Business Acquisition by the Company, New Era Systems Services, Ltd., and Principal Shareholders of New Era Systems Services, Ltd. dated December 13, 1995, as amended. (1)

10.12+ Letter Agreement between the Company and Gloria Purdy dated January 18, 1996, as amended. (1)

10.13+ Letter Agreement between the Company and Augustus J. Berkeley dated December 9, 1994. (1)

10.14+ Letter Agreement between the Company and Barbara Booth dated January 16, 1996. (1)

10.18 Note and Security and Loan Agreement between the Company and Imperial Bank dated April 25, 1996. (1)

10.19.1 Agreement between New Era Systems Services, Ltd. and The Minister of Western Economic Diversification dated September 10, 1993. (1)

10.19.2           Amendment to Agreement between New Era Systems Services, Ltd.
                  and The Minister of Western Economic Diversification dated February 7, 1994. (1)

10.19.3           Amendment to Agreement between New Era Systems Services, Ltd.
                  and The Minister of Western Economic Diversification dated April 29, 1994. (1)

10.19.4           Amendment to Agreement between New Era Systems Services, Ltd.
                  and The Minister of Western Economic Diversification dated February 28, 1995. (1)

10.19.5           Amendment to Agreement between New Era Systems Services, Ltd.
                  and The Minister of Western Economic Diversification dated June 12, 1995. (1)

10.19.6           Amendment to Agreement between New Era Systems Services, Ltd.
                  and The Minister of Western Economic Diversification dated June 12, 1995. (1)

10.19.7           Amendment to Agreement between New Era Systems Services, Ltd.
                  and The Minister of Western Economic Diversification dated June 23, 1995. (1)

10.19.8           Amendment to Agreement between New Era Systems Services, Ltd.
                  and The Minister of Western Economic Diversification dated January 11, 1996. (1)

10.19.9           Amendment to Agreement between New Era Systems Services, Ltd.
                  and The Minister of Western Economic Diversification dated January 11, 1996. (1)

10.19.10          Amendment to Agreement between New Era Systems Services, Ltd.
                  and The Minister of Western Economic Diversification dated May 29, 1996. (1)

10.19.11          Amendment to Agreement between New Era Systems Services, Ltd.
                  and The Minister of Western Economic Diversification dated May 29, 1996. (1)

10.20 Stock Purchase Agreement between the Company and Cisco Systems, Inc. dated December 12, 1996. (2)

10.21             Change of Control Severance Agreement. (4)

10.22 Letter Agreement between the Company and Augustus J. Berkeley dated 10/97. (4)

10.23             Letter Agreement between the Company and James A. Barth dated
                  11/97. (4)

10.24             Letter Agreement between the Company and Victor Langford dated
                  3/98. (4)

10.25             Letter Agreement between the Company and William Jones dated
                  3/98. (4)

10.26 Severance Agreement between the Company and Charles W. Jepson dated 5/97. (4)

10.27 Severance Agreement between the Company and Gloria M. Purdy dated 12/97. (4)

10.28             Amendment to 1992 Stock Option Plan (5)

10.29 Acquisition of the NetLOCK network security technology dated September 18, 1997. (6)

10.30 Sale of the HARBOR product line to HARBOR Systems Management, Ltd. dated December 18, 1997. (7)

21.1              List of Company's subsidiaries

23.1              Consent of PricewaterhouseCoopers LLP, Independent Accountants

24.1              Power of Attorney (included on the signature page herein)

27.1              Financial Data Schedule

(1) Incorporated by reference from the Company's Registration Statement on Form S-1, as amended (File No. 333-05243) which became effective on August 15, 1996.

(2) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended December 31, 1996.

(3) Incorporated by reference from the Company's report on Form 8-A filed with the Securities and Exchange Commission on February 26, 1998.

(4) Incorporated by reference from the Company's report on Form 10-Q for the quarter ended March 31, 1998.

(5) Incorporated by reference from the Company's report on Form S-8 filed with the Securities and Exchange commission on March 25, 1998.

(6) Incorporated by reference from the Company's report on Form 8-K filed with the Securities and Exchange commission on October 3, 1997.

(7) Incorporated by reference from the Company's report on Form 8-K filed with the Securities and Exchange commission on January 2, 1998.

+ Confidential Treatment has previously been granted for portions of this exhibit pursuant to an order of the Commission.

(b)   Reports on Form 8-K

      For the Company's quarterly period ending June 30, 1998, the Company filed no current reports on Form 8-K.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and stockholders of Interlink Computer Sciences, Inc. and Subsidiaries

      Our report on the consolidated financial statements of Interlink Computer Sciences, Inc. is included on page 41 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in Item 14(a)(2) of this Form 10-K.

      In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP

San Jose, California
July 24, 1998

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                     Balance at     Charged to                Balance at
                                     Beginning of   Costs and                 End of
Description                          Period         Expenses     Deductions   Period
-----------                          ------         --------     ----------   ------
Allowance for Doubtful Accounts:

Year ended June 30, 1996             $279              $215        $  48        $542

Year ended June 30, 1997             $542              $172        $ (91)       $623

Year ended June 30, 1998             $623              $145        $(190)       $578

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        INTERLINK COMPUTER SCIENCES, INC.


         By: /s/ Augustus J. Berkeley                   Date: September 18, 1998
         ----------------------------
         President and Chief Executive Officer

                                POWER OF ATTORNEY

      Know all persons by these present, that each person whose signature appears below constitutes and appoints James A. Barth, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or her substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                               Date
---------                 -----                               ----


/s/ Augustus J. Berkeley  President, Director and             September 18, 1998
------------------------  Chief Executive Officer
Augustus J. Berkeley      (Principal Executive Officer)


/s/ James A. Barth        Vice President and Chief Financial  September 18, 1998
------------------        Officer (Principal Financial and
James A. Barth            Accounting Officer)


/s/ Thomas Bredt          Chairman of the Board               September 18, 1998
----------------
Thomas Bredt


/s/ Andy Fillat           Director                            September 18, 1998
---------------
Andy Fillat


/s/ Ronald W. Braniff     Director                            September 18, 1998
---------------------
Ronald W. Braniff


/s/ Ralph B. Godfrey      Director                            September 18, 1998
--------------------
Ralph B. Godfrey