Form 10-Q
period 1998-09-30
INTERLINK COMPUTER SCIENCES INC
filed 1998-11-12
CIK 745597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD OF FROM __________________ TO ________________

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

                                  YES _X_ NO __


8,271,797 shares of the registrant's Common stock, $0.001 par value, were outstanding as of November 1, 1998.

                        INTERLINK COMPUTER SCIENCES, INC.
                                AND SUBSIDIARIES

                                    CONTENTS

                                                                            Page
                                                                            ----
                          PART I: FINANCIAL INFORMATION

Item 1.   Financial Statements
              Condensed Consolidated Balance Sheets:
                  September 30, 1998 and June 30, 1998.........................4
              Condensed Consolidated Statements of Operations:
                  Three months ended September 30, 1998 and 1997...............5
              Condensed Consolidated Statements of Cash Flows:
                  Three months ended September 30, 1998 and 1997...............6
              Notes to Condensed Consolidated Financial Statements.............7

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................12


                           PART II: OTHER INFORMATION

Item 1    Legal Proceedings...................................................29
Item 6    Exhibits and Reports on Form 8-K....................................29

Signatures    ................................................................30

                          PART I: FINANCIAL INFORMATION

                                         INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)

                                                                                                   September 30,           June 30,
                                                                                                       1998                  1998
                                                                                                     --------              --------
                                                                                                    (unaudited)
ASSETS:
    Cash and cash equivalents ..........................................................             $ 16,816              $ 18,189
    Accounts receivable, net ...........................................................                9,243                 8,876
    Inventories ........................................................................                  366                   380
    Current deferred tax asset .........................................................                7,499                 7,497
    Other current assets ...............................................................                  704                   492
                                                                                                     --------              --------
      Total current assets .............................................................               34,628                35,434
    Property and equipment, net ........................................................                2,703                 2,392
    Long-term deferred tax asset .......................................................                3,615                 3,165
    Purchased software products & other non-current assets .............................                1,378                 1,341
                                                                                                     --------              --------
      Total assets .....................................................................             $ 42,324              $ 42,782
                                                                                                     ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
    Accounts payable ...................................................................                  941                   793
    Current portion of long-term debt ..................................................                  782                 1,031
    Accrued compensation ...............................................................                2,087                 1,879
    Accrued income taxes ...............................................................                1,304                 1,328
    Other accrued liabilities ..........................................................                3,381                 3,544
    Deferred maintenance and product revenue ...........................................                6,366                 6,828
                                                                                                     --------              --------
      Total current liabilities ........................................................               14,861                15,403
Long-term debt, less current portion ...................................................                  123                   132
Deferred maintenance revenue ...........................................................                1,622                 1,421
Other liabilities ......................................................................                1,630                 1,692
Liabilities retained in connection with sale of HARBOR .................................                  987                 1,109
                                                                                                     --------              --------
      Total liabilities ................................................................               19,223                19,757
                                                                                                     --------              --------
Commitments and contingencies (Note 5)
Common stock ...........................................................................                    8                     8
Additional paid-in capital .............................................................               52,549                52,505
Cumulative translation adjustment ......................................................                 (485)                 (525)
Accumulated deficit ....................................................................              (28,971)              (28,963)
                                                                                                     --------              --------
      Total stockholders' equity .......................................................               23,101                23,025
                                                                                                     --------              --------
      Total liabilities and stockholders' equity .......................................             $ 42,324              $ 42,782
                                                                                                     ========              ========

                                See accompanying notes to condensed consolidated financial statements

                                         INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (in thousands, except per share amounts)

                                                                                                             September 30,
                                                                                                       1998                  1997
                                                                                                     --------              --------
                                                                                                               (unaudited)
Revenues:
    Product ............................................................................             $  4,523              $  2,833
    Maintenance and consulting .........................................................                3,731                 3,482
                                                                                                     --------              --------
      Total revenues ...................................................................                8,254                 6,315
                                                                                                     --------              --------

Cost of revenues:
    Product ............................................................................                  208                   392
    Maintenance and consulting .........................................................                  923                 1,217
                                                                                                     --------              --------
      Total cost of revenues ...........................................................                1,131                 1,609
                                                                                                     --------              --------

Gross profit ...........................................................................                7,123                 4,706
                                                                                                     --------              --------

Operating expenses:
    Product development ................................................................                2,732                 2,318
    Sales and marketing ................................................................                3,693                 2,778
    General and administrative .........................................................                1,100                 1,324
    Purchased research and development and product amortization ........................                   17                 3,746
    Loss (recovery) on sale of HARBOR ..................................................                 (271)                 --
                                                                                                     --------              --------
      Total operating expenses .........................................................                7,271                10,166
                                                                                                     --------              --------

Operating loss .........................................................................                 (148)               (5,460)

Interest and other income, net .........................................................                  136                   265
                                                                                                     --------              --------

Loss before provision for income taxes .................................................                  (12)               (5,195)

Benefit from income taxes ..............................................................                    4                 1,454
                                                                                                     --------              --------

Net Loss ...............................................................................             $     (8)             $ (3,741)
                                                                                                     ========              ========

Net loss per share
    Basic ..............................................................................             $  (0.00)             $  (0.50)
    Diluted ............................................................................             $  (0.00)             $  (0.50)

Shares used in per share calculation
    Basic ..............................................................................                8,177                 7,557
    Diluted ............................................................................                8,177                 7,557

                                See accompanying notes to condensed consolidated financial statements

                                         INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                                    Three months ended September 30,
                                                                                                           1998              1997
                                                                                                         --------          --------
                                                                                                                  (unaudited)
Cash flows from operating activities:
    Net loss ...................................................................................         $     (8)         $ (3,741)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Purchased research and development .......................................................             --               3,599
      Depreciation and amortization ............................................................              328               503
      Provision for excess and obsolete inventory ..............................................               91               101
      Provision for (reduction in) doubtful accounts ...........................................               41                (7)
      Exchange loss (gain) .....................................................................             (133)               65
      Deferred income taxes ....................................................................               (2)           (1,080)
      Changes in operating assets and liabilities:
         Accounts receivable ...................................................................             (408)            2,916
         Inventories ...........................................................................               77              (100)
         Other assets ..........................................................................              (70)              343
         Accounts payable ......................................................................              147              (464)
         Accrued liabilities ...................................................................               21            (3,170)
         Deferred maintenance and product revenue ..............................................             (261)             (944)
         Other liabilities .....................................................................              (62)              (65)
                                                                                                         --------          --------
              Net cash used in operating activities ............................................             (393)           (2,044)
                                                                                                         --------          --------
Cash flows from investing activities:
    Acquisition of NetLOCK network security technology .........................................             --              (1,175)
    Acquisition of property and equipment ......................................................             (632)           (1,269)
    Capitalization of software development costs ...............................................             (177)             --
                                                                                                         --------          --------
              Net cash used in investing activities ............................................             (809)           (2,444)
                                                                                                         --------          --------
Cash flows from financing activities:
    Payments on capital lease obligations ......................................................               (8)              (68)
    Payments on notes payable and other ........................................................             (372)             (105)
    Proceeds from issuance of common stock, net ................................................               44                26
                                                                                                         --------          --------
              Net cash used in financing activities ............................................             (336)             (147)
                                                                                                         --------          --------
              Net decrease in cash and cash equivalents ........................................           (1,538)           (4,635)
                                                                                                         --------          --------
Effect of exchange rate changes on cash ........................................................              165               (49)
                                                                                                         --------          --------
Cash and cash equivalents, beginning of period .................................................           18,189            28,106
                                                                                                         --------          --------
Cash and cash equivalents, end of period .......................................................         $ 16,816          $ 23,422
                                                                                                         ========          ========

                                See accompanying notes to condensed consolidated financial statements

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation:

These unaudited condensed consolidated financial statements included herein have been prepared by Interlink Computer Sciences, Inc. and its subsidiaries (collectively, the "Company") in accordance with generally accepted accounting principles and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. The Notes to the Consolidated Financial Statements contained in the fiscal year 1998 report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements. The consolidated results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending June 30, 1999. The June 30, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

For software arrangements entered into after July 1, 1998, the Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 supercedes SOP 91-1 "Software Revenue Recognition" and requires that if an arrangement to deliver software or a software system does not require significant production, modification, or customization of software, then revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable, and collectibility is probable. Accordingly, the Company will generally recognize license fee revenue upon product shipment provided there are no contingencies and collection is probable.

Cost of revenues have been restated for the three months ended September 30, 1997, to include the freight and other cost of sales in product cost of revenues. In prior periods these expenses were included in maintenance and consulting cost of revenues.

2.   Inventories:

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories are principally comprised of finished goods at September 30, 1998 and June 30, 1998.


3.   Comprehensive Income:

Comprehensive income as defined by Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income, is net income plus direct adjustments to stockholders' equity.

                                                           Three months ended
                                                             September 30,
                                                          1998            1997
                                                         -------        -------
Comprehensive income::
Net loss .........................................       $    (8)       $(3,741)
Cumulative translation adjustment ................            40            (18)
                                                         -------        -------
  Total comprehensive income (loss) ..............       $    32        $(3,759)
                                                         =======        =======


4.   Computation of Net Income (Loss) Per Share:

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

Basic and diluted earnings per share during the three month period ended September 30, 1998 and 1997 are calculated as follows (in thousands except for per share amounts):


                                                             Three months ended
                                                               September 30,
                                                            1998         1997
                                                           -------      -------
Basic:
    Weighted average shares ..........................       8,177        7,557
                                                           -------      -------
    Shares used in per share calculation .............       8,177        7,557
                                                           -------      -------
    Net loss .........................................     $    (8)     $(3,741)
                                                           =======      =======
    Net loss per share ...............................     $ (0.00)     $ (0.50)
                                                           =======      =======

Diluted:
    Weighted average shares ..........................       8,177        7,557
    Common equivalent shares from stock options
      and warrants ...................................        --           --
                                                           -------      -------
    Shares used in per share calculation .............       8,177        7,557
                                                           =======      =======
    Net loss .........................................     $    (8)     $(3,741)
                                                           =======      =======
    Net loss per share ...............................     $ (0.00)     $ (0.50)
                                                           =======      =======


Options and warrants to purchase the following shares of common stock at the indicated range of price per share were outstanding during the three month period ended September 30, 1998 and 1997, but were not included in the computation of diluted earnings per share because the exercise price of the options and warrants was greater than the average market price of the common shares for each period or the inclusion of the options and warrants in the diluted per share calculation was antidilutive (in thousands except for per share amounts):

                                    Options and warrants             Range of
                                           excluded              exercise prices
                                           --------              ---------------
Three months ended:
     September 30, 1998                     2,038                   $0.70-$14.00
     September 30, 1997                     1,909                   $0.70-$16.25


5.   Contingencies:

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

On or about June 12, 1998 the parties agreed to a sole arbitrator. Discovery is proceeding. Arbitration hearings are currently scheduled to occur in March 1999.

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

6. Supplemental Cash Flow Disclosures (in thousands):

                                                              Three months ended
                                                                September 30,
                                                                1998     1997
                                                               ------   ------
Interest paid ..............................................   $    4   $    5
Income taxes paid ..........................................     --      1,205
Non cash transactions from financing activities:
    Liabilities assumed in connection with the purchase
     of the NetLOCK network security technology ............     --      1,876


7.  Concentrations of  Revenues:

During the three months ended September 30, 1998, 12% of the Company's total revenues were derived from sales to a large telecommunications company. During the three months ended September 30, 1997, 13% of the Company's total revenues were derived from sales to and through Cisco Systems, Inc. ("Cisco").

8.  Recent Pronouncements:

In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard became effective for the Company's fiscal year 1999. The Company will adopt the requirements of

SFAS 131 and provide all disclosures necessary in the Company's annual report for fiscal year 1999.

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

In September 1997, the Company acquired the NetLOCK network security technology from Hughes Electronics Corporation and recorded a charge in its first quarter of fiscal year 1998 of approximately $3.1 million relating to in-process software development. Revenue from the NetLOCK product commenced in January 1998. Revenue to date from this product line has not been a significant source of revenue for the Company.

In December 1997, the Company sold its HARBOR product line , which was acquired in conjunction with the acquisition of New Era Systems Services, Ltd. and recorded a charge of $2.2 million, offset by a tax benefit of $3.2 million. The sale of the HARBOR product line resulted in a charge to earnings because the Company guaranteed a Canadian loan in the amount of $1.2 million, which was assumed by the buyers, and because the notes receivable of $1.9 million from the sale could not presently be recognized.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, certain condensed consolidated statement of operations data for the periods indicated:


                                                              Three months ended
                                                                 September 30,
                                                                1998       1997
                                                                -----     -----
Revenues:
        Product ..........................................       54.8%     44.9%
        Maintenance and consulting .......................       45.2      55.1
                                                                -----     -----
             Total revenues ..............................      100.0     100.0
                                                                -----     -----

Cost of revenues:
        Product ..........................................        2.5       6.2
        Maintenance and consulting .......................       11.2      19.3
                                                                -----     -----
             Total cost of revenues ......................       13.7      25.5
                                                                -----     -----

Gross profit .............................................       86.3      74.5
                                                                -----     -----

Operating expenses:
        Product development ..............................       33.1      36.7
        Sales and marketing ..............................       44.7      44.0
        General and administrative .......................       13.3      21.0
        Purchased research and development
            and product amortization .....................        0.2      59.3
        Loss (recovery) on sale of  HARBOR ...............       -3.3       --
                                                                -----     -----
             Total operating expenses ....................       88.1     161.0
                                                                -----     -----

Operating loss ...........................................       -1.8     -86.5
Interest and other income, net ...........................        1.7       4.2
                                                                -----     -----
        Loss before income taxes .........................       -0.1     -82.3
                                                                -----     -----
Benefit from income taxes ................................        0.0      23.0
                                                                -----     -----
        Net loss .........................................       -0.1%    -59.3%
                                                                =====     =====

Cost of sales as a percentage of the related revenues:
        Product ..........................................        4.6%     13.8%
        Maintenance and consulting .......................       24.7%     35.0%


Revenues:

Total revenues were $8.3 million and $6.3 million for the three months ended September 30, 1998 and 1997, respectively, representing an increase of 32%. Product sales were $4.5 million and $2.8 million for the three months ended September 30, 1998 and 1997, respectively, representing an increase of 61%. This increase resulted primarily from sales of the new e-Control product which contributed $1.7 million in product revenue for the first quarter of fiscal

1999. Maintenance and consulting revenues were $3.7 million and $3.5 million for the three months ended September 30, 1998 and 1997, respectively, representing an increase of 6%.

Cost of Revenues:

Product. Cost of revenues from product sales consists primarily of hardware, product media, documentation, shipping and packaging costs. Cost of revenues for product sales was $208,000 and $392,000, representing 4% and 14% of total product revenues for the three months ended September 30, 1998 and 1997, respectively. This resulted primarily from decreases in hardware and third-party product sales which carry higher costs of product revenue.

Maintenance and Consulting. Cost of revenues from maintenance and consulting consists primarily of personnel related costs incurred in providing telephone support, consulting and software updates. Cost of revenues from maintenance and consulting was $923,000 and $1.2 million for the three months ended September 30, 1998 and 1997, representing 25% and 35% of total maintenance and consulting revenues, respectively. This decrease in maintenance and consulting costs as a percentage of the related revenue is due to lower support headcount which resulted from the sale of the HARBOR product line, which had a smaller maintenance revenue base relative to the Company's other products.

Operating Expenses:

Total operating expenses were $7.3 million and $10.2 million, representing 88% and 161% of total revenues for the three months ended September 30, 1998 and 1997, respectively. The decrease in total operating expenses is primarily due to the purchased research and development expense relating to the acquisition of NetLOCK incurred in the quarter ended September 30, 1997. See further discussion below.

Product Development. Product development expenses consist primarily of personnel related costs. Product development expenses were $2.7 million and $2.3 million, representing 33% and 37% of total revenues for the three months ended September 30, 1998 and 1997, respectively. This increase in product development expenses resulted from the expansion of the Company's product line as a result of the acquisition of Networkers Engineering Limited and the NetLOCK network security technology and ongoing product development efforts, offset partially by the reduction of product development related to the sale of the HARBOR product line.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, the fixed costs of worldwide sales offices, and promotional costs. The Company sells through its direct sales force, resellers and distributors. The direct channel produced 89% and 77% of product revenues for the three months ended September 30, 1998 and 1997, respectively. Sales and marketing expenses were $3.7 million and $2.8 million, representing 45% and 44% of total revenues for the three months ending September 30, 1998 and 1997, respectively. The increase was the result of increased headcount in both sales and marketing and increased marketing expenses related to the introduction of the Company's new products.

General and Administrative. General and administrative expenses include personnel and other costs of the finance, human resources, legal and administrative departments of the Company and includes gains and losses on foreign currency transactions. General and administrative expenses were $1.1 million and $1.3 million, representing 13% and 21% of total revenues for the three months ended September 30, 1998 and 1997, respectively. The decrease primarily relates to foreign currency transaction gains of $133,000 recognized during the three months ending September 30, 1998 and foreign currency transaction losses of $65,000 recognized during the three months ending September 30, 1997.

Purchased Research and Development and Product Amortization. Purchased research and development and product amortization was $17,000 and $3.7 million, representing less than 1% and 59% of total revenues for the three months ended September 30, 1998 and 1997, respectively. A charge of $3.1 million was recorded for purchased research and development related to the NetLOCK acquisition in September 1997. A write-down of $550,000 relating to purchased research and development in connection with the HARBOR acquisition was recorded in September 1997.

Loss (Recovery) on Sale of HARBOR Product Line. The loss (recovery) on sale of the HARBOR product line was ($271,000), representing 3% of total revenues for the three months ended September 30, 1998. The sale of the HARBOR product line occurred in December 1997 and included the establishment of a valuation allowance related to certain assets and liabilities and the continuing guarantee by the Company of a Canadian loan in the amount of $1.2 million, which was assumed by the buyers. The recovery is a result of payments on the Canadian loan by the buyer and collections on a note receivable which had a full valuation allowance against it.

Interest and Other Income, Net. Net interest and other income was $136,000 and $265,000 for the three months ended September 30, 1998 and 1997, respectively. The decrease in net interest and other income was due primarily to less interest earned as a result of lower cash balances.

Benefit from Income Taxes. The benefit from income taxes was $4,000 and $1.5 million for the three months ended September 30, 1998 and 1997, respectively. The effective tax rate was approximately 33% and 28% for the three months ended September 30, 1998 and 1997, respectively.

Liquidity and Capital Resources

Working capital was $19.8 million and $20.0 million at September 30, 1998 and June 30, 1998, respectively.

For the three months ended September 30, 1998, net cash used in operating activities resulted primarily from an increase in accounts receivable, a decrease in deferred maintenance and product revenue, and an exchange gain, partially offset by depreciation and amortization, and an increase in accounts payable. For the three months ended September 30, 1997, net cash used in operating activities resulted primarily from a net loss, decrease in accrued liabilities, decrease in deferred maintenance and product revenue, and an increase in the deferred tax asset, partially offset by a decrease in accounts receivable and a write-off of purchased research and development.

For the three months ended September 30, 1998, the Company's investing activities consisted primarily of purchases of property and equipment and capitalization of software development costs. For the three months ended September 30, 1997, the Company's investing activities consisted primarily of the acquisition of NetLOCK network security technology and purchases of property and equipment.

For the three months ended September 30, 1998, the Company's financing activities consisted primarily of payments on notes payable. For the three months ended September 30, 1997, the Company's financing activities consisted primarily of payments on capital lease obligations and payments on notes payable.

At September 30, 1998, the Company had $16.8 million in cash and cash equivalents. The Company had $9.2 million in accounts receivable, net of allowance for doubtful accounts, and $8.0 million of unearned revenues, the majority of which are expected to be earned over the 12 month period following September 30, 1998.

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

Dependence on Current Products

During the three months ended September 30, 1998 and 1997, sales of the network transport products, excluding maintenance and consulting revenues and hardware sales, accounted for approximately 51% and 67%, respectively, of the Company's total revenues. The Company's operating results have historically been significantly dependent upon sales of the network transport products. A portion of the maintenance revenues are from customers of the Company's DECnet product. The Company no longer actively markets the DECnet product, and maintenance revenues from DECnet customers have declined each year since the fiscal year ended June 30, 1993, and are expected to continue to decline.

Since its availability on May 13, 1997, the Company has experienced increased revenues from sales by Cisco or the Company of the IOS/390 product and other products. The Company's operating results are currently dependent upon continued product sales by both Cisco and the Company. The failure by either Cisco or the Company to increase sales levels of the IOS/390 product or collaborate on sales opportunities for other products could adversely affect the Company's results of operations.

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

Reliance on and Risks Associated with International Sales

During the three months ended September 30, 1998 and 1997, 33% and 28%, respectively, of the Company's total revenues were derived from sales to international customers. The Company's international sales have been primarily to European markets, and sales are generally denominated in local currencies. The Company expects that international revenue will continue to represent a significant portion of its total revenue. Sales to international customers are subject to additional risks including longer receivables collection periods, greater difficulty in accounts receivable collection, failure of distributors to report sales of the Company's products, political and economic instability, nationalization, trade restrictions, the impact of possible recessionary environments in economies outside the United States, reduced protection for intellectual property rights in some countries, currency fluctuations and tariff regulations and requirements for export licenses. There can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Substantially all of the Company's distribution and other agreements with international distributors require any dispute between the Company and any distributor to be settled by arbitration. Under these agreements, the party bringing the action, suit or claim is required to conduct the arbitration in the domicile of the defendant. The result is that, if the Company has a cause of action against a party, it may not be feasible for the Company to pursue such action, as arbitration in a foreign country could prove to be excessively costly and have a less certain outcome depending on the laws and customs in the foreign country. These international factors could have a material adverse effect on future sales of the Company's products to international end users and, consequently, the Company's business, financial condition and results of operations.

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

                           PART II: OTHER INFORMATION

ITEM 1.   Legal Proceedings

          Incorporated by reference from the Notes to Condensed Consolidated Financial Statements-Item 6. Contingencies, provided in Part I hereto.


ITEM 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit 27                        Financial Data Schedule
                                                (EDGAR version only)

          (b) Reports on Form 8-K               No  reports  on  Form  8-K  were
                                                filed  during the quarter  ended
                                                September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     November 12, 1998                     INTERLINK COMPUTER SCIENCES INC.
                                                AND SUBSIDIARIES
                                                (Registrant)



                                                By: /s/  James A. Barth
                                                    ----------------------------
                                                    James A. Barth
                                                    Chief Financial Officer and
                                                    Secretary

                                                By: /s/ Augustus J. Berkeley
                                                    ----------------------------
                                                    Augustus J. Berkeley
                                                    President and Chief
                                                    Executive Officer