Form 10-Q
period 1998-12-31
INTERLINK COMPUTER SCIENCES INC
filed 1999-02-04
CIK 745597

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1998

                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIODOF FROM__________________TO________________

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

                              YES  X           NO__


    8,287,914 shares of the registrant's Common stock, $0.001 par value, were outstanding as of February 1, 1999.

                        INTERLINK COMPUTER SCIENCES, INC.
                                AND SUBSIDIARIES

                                    CONTENTS
                                                                     			  Page
                         PART I:  FINANCIAL INFORMATION
Item 1.   	Financial Statements
 	         Condensed Consolidated Balance Sheets:
                   December 31, 1998 and June 30, 1998.......................4
          	   Condensed Consolidated Statements of Operations:
                   Three and six months ended December 31, 1998 and 1997.....5
          	   Condensed Consolidated Statements of Cash Flows:
                   Six months ended December 31, 1998 and 1997...............6
          	   Notes to Condensed Consolidated Financial Statements...........7

Item 2.     Management's Discussion and Analysis of Financial
          	    Condition and Results of Operations..........................12


                           PART II:  OTHER INFORMATION

Item 1.   	Legal Proceedings................................................30
Item 4.   	Submission of Matters to a Vote of Security Holders..............30
Item 6.   	Exhibits and Reports on Form 8-K.................................30

Signatures  ................................................................31

                         PART I:  FINANCIAL INFORMATION

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                             				December 31,   June 30,
                                             				    1998         1998
                                            				  --------	    --------
                                     											      (unaudited)
ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents ................   $ 19,224     $ 18,189
     Accounts receivable, net .................      7,591        8,876
     Inventories ..............................        387          380
     Current deferred tax asset ...............      4,782        7,497
     Other current assets .....................      1,748          492
			                                     								  --------     --------
  	   Total current assets ....................     33,732       35,434
Property and equipment, net ...................      2,095        2,392
Long-term deferred tax asset ..................      3,615        3,615
Purchased software products & other
   non-current assets .........................      1,400        1,341
				                                     							  --------     --------
  	Total assets ...............................   $ 40,842     $ 42,782
											                                       ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
	Accounts payable .............................   $    782     $    793
	Current portion of long-term debt ............        530        1,031
	Accrued compensation .........................      1,582        1,879
	Accrued income taxes .........................      1,278        1,328
	Other accrued liabilities ....................      3,775        3,544
	Deferred maintenance and product revenue .....      6,451        6,828
											                                       --------     --------
	    Total current liabilities ................     14,398       15,403
Long-term debt, less current portion ..........        114          132
Deferred maintenance revenue ..................      1,566        1,421
Other liabilities .............................      1,555        1,692
Liabilities retained in connection with
   sale of HARBOR .............................          -        1,109
											                                       --------     --------
	    Total liabilities ........................     17,633       19,757
											                                       --------     --------
Commitments and contingencies (Note 5)
Common stock ..................................          8            8
Additional paid-in capital ....................     52,776       52,505
Cumulative translation adjustment .............       (492)        (525)
Accumulated deficit ...........................    (29,083)     (28,963)
											                                       --------     --------
     Total stockholders' equity ...............     23,209       23,025
											                                       --------     --------
		  Total liabilities and stockholders'
       equity .................................   $ 40,842     $ 42,782
                                           					  ========     ========


	    See accompanying notes to condensed consolidated financial statements

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

              				             Three months ended         Six months ended
                                  December 31,               December 31,
					                	          -----------------         -----------------
        		                      1998         1997         1998         1997
				                          --------     --------     --------     --------
                                    (unaudited)              (unaudited)
Revenues:
	Product ...................  $  3,416     $  3,388     $  7,939     $  6,221
	Maintenance and
 consulting.................     3,832        3,360        7,563        6,842
							                       --------     --------	    --------     --------
		Total revenues ...........     7,248        6,748       15,502       13,063
                              --------     --------     --------     --------

Cost of revenues:
	Product ...................       256          472          464          864
	Maintenance and
 consulting ................     1,172        1,052        2,095        2,269
							                       --------     --------     --------     --------
		Total cost of revenues ...     1,428        1,524        2,559        3,133
                              --------     --------     --------     --------

Gross profit ...............     5,820        5,224       12,943        9,930
                              --------     --------     --------     --------

Operating expenses:
	Product development .......     2,869        3,233        5,601        5,551
	Sales and marketing .......     3,520        3,020        7,213        5,798
	General and
 administrative ............     1,260        1,933        2,360        3,257
	Purchased research
 and development and
 product amortization ......        17          117           34        3,863
	Loss (recovery) on sale
    of HARBOR ..............    (2,773)       2,171       (3,044)       2,171
	NetLOCK Restructuring
 Charge.....................     1,234            -        1,234            -
								                      --------     --------     --------     --------
 Total operating expenses...     6,127       10,474       13,398       20,640
                              --------     --------     --------     --------

Operating loss .............      (307)      (5,250)        (455)     (10,710)

Interest and other
   income, net .............       153          255          289          520
								                      --------     --------     --------     --------
Loss before provision for
   income taxes ............      (154)      (4,995)        (166)     (10,190)

Benefit from income taxes ..        43        4,546           47        6,000
                              --------     --------     --------     --------
Net Loss ...................  $   (111)    $   (449)    $   (119)    $ (4,190)
								                      ========     ========     ========     ========

Net loss per share
   	Basic ..................  $  (0.01)    $   (.06)    $  (0.01)    $  (0.55)
   	Diluted ................  $  (0.01)    $   (.06)    $  (0.01)    $  (0.55)


Shares used in per share calculation
   	Basic ..................     8,247        7,615        8,212        7,586
   	Diluted ................     8,247        7,615        8,212        7,586

	See accompanying notes to condensed consolidated financial statements

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                     Six months ended December 31,
                                                             1998        1997
			                       								                         --------    --------
									       	                                              (unaudited)
Cash flows from operating activities:
	Net loss .............................................    $   (119)   $ (4,190)
	Adjustments to reconcile net loss to net cash
          used in operating activities:
	    Purchased research and development and other .....           -       3,599
		   NetLOCK restructuring charge .....................       1,234           -
		   Loss (recovery) on sale of HARBOR product line ...      (2,062)      2,171
		   Depreciation and amortization ....................         705       1,092
		   Provision for excess and obsolete inventory ......          34         122
		   Provision for doubtful accounts ..................          56          43
		   Exchange loss (gain) .............................        (106)         50
		   Deferred income taxes ............................       2,715      (6,161)
		   Changes in operating assets and liabilities:
			 Accounts receivable ...............................       1,229       2,319
			 Inventories .......................................         (41)        (70)
			 Other assets ......................................          30        (368)
   			 Accounts payable ...............................         (11)        107
			 Accrued liabilities ...............................        (612)     (1,878)
			 Deferred maintenance and product revenue ..........        (232)       (551)
			 Other liabilities .................................        (234)       (115)
											                                                --------    --------
				Net cash provided by (used in)
		   			operating activities...........................       2,586      (3,830)
											                                                --------    --------

Cash flows from investing activities:
	Acquisition of NetLOCK network security technology ...           -      (1,175)
	Acquisition of property and equipment ................      (1,021)     (2,007)
	Capitalization of software development costs .........        (315)          -
           										                                      --------    --------
				Net cash used in investing activities .............      (1,336)     (3,182)
											                                                --------    --------

Cash flows from financing activities:
	Payments on capital lease obligations ................         (18)        (32)
	Payments on notes payable and other ..................        (501)       (147)
	Proceeds from issuance of common stock, net ..........         271         313
											                                                --------    --------
			    Net cash provided by (used in)
		             financing activities ...................        (248)        134
											                                                --------    --------
			    Net increase (decrease) in cash and
		             cash equivalents .......................       1,002      (6,878)
Effect of exchange rate changes on cash ...............          33        (113)
									      	                                          	--------    --------
Cash and cash equivalents, beginning of period ........      18,189      28,106
											                                                --------    --------
Cash and cash equivalents, end of period ..............    $ 19,224    $ 21,115
                                   						                  ========    ========

	See accompanying notes to condensed consolidated financial statements

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

These unaudited condensed consolidated financial statements included herein have been prepared by Interlink Computer Sciences, Inc. and its subsidiaries (collectively, the "Company") in accordance with generally accepted accounting principles and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. The Notes to the Consolidated Financial Statements contained in the fiscal year 1998 report on Form 10-K should be read in conjunction with these Condensed Consolidated Financial Statements. The consolidated results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending June 30, 1999. The June 30, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

For software arrangements entered into after July 1, 1998, the Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition"as amended by SOP 98-9. SOP 97-2 supercedes SOP 91-1 "Software Revenue Recognition" and requires that if an arrangement to deliver software or a software system does not require significant production, modification, or customization of software, then revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable, and collectibility is
probable.   Accordingly, the Company will generally recognize license fee revenue upon product shipment provided there are no contingencies and collection is probable.

Cost of revenues have been reclassified for the three and six months ended December 31, 1997, to include the freight and other cost of sales in product cost of revenues. In prior periods these expenses were included in maintenance and consulting cost of revenues.

2.  Inventories:

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories are principally comprised of finished goods at December 31, 1998 and June 30, 1998.


3.  Comprehensive Income (Loss):

Comprehensive income (loss) as defined by Statements of Financial Accounting
Standards No. 130, Reporting Comprehensive Income, is net income plus direct adjustments to stockholders' equity.  Comprehensive income (loss) for the three and six months ended December 31, 1998 and 1997 is as follows: (in thousands)
                               			  	Three months ended   Six months ended
                                				    December 31,         December 31,
                                  			  1998      1997      1998      1997
							                              	-------   -------   -------   -------
Comprehensive income (loss):
	Net loss ..........................  $  (111)  $  (449)  $  (119)  $(4,190)
Cumulative translation adjustment ..       (7)       87        33        69
							                              	-------   -------   -------   -------
Total comprehensive income (loss) ..  $  (118)  $  (362)  $   (86)  $(4,121)
                              		     	=======   =======   =======   =======


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

Basic and diluted earnings per share during the three and six month periods ended December 31, 1998 and 1997 are calculated as follows (in thousands except for per share amounts):
                                      			Three months ended     Six months ended
                                             December 31,          December 31,
                                            1998      1997        1998       1997
               				        			           		-------   -------     -------    -------
Basic:
	Weighted average shares ...............     8,247     7,615       8,212      7,586
								                                  	-------   -------     -------    -------
	Shares used in per share calculation...     8,247     7,615       8,212      7,586
								                                  	-------   -------     -------    -------
	Net loss ..............................   $  (111)  $  (449)    $  (119)   $(4,190)
                                    		    	=======   =======     =======    =======
	Net loss per share ....................   $ (0.01)  $ (0.06)    $ (0.01)   $(0.55)
                                     		   	=======   =======     =======    =======


Diluted:
	Weighted average shares ...............     8,247     7,615       8,212      7,586
	Common equivalent shares from
 stock options	and warrants ............         -         -           -          -
								                                  	-------   -------     -------    -------
	Shares used in per share calculation ..     8,247     7,615       8,212      7,586
								                                  	=======   =======     =======    =======
	Net loss ..............................   $  (111)  $  (449)    $  (119)   $(4,190)
                                     		   	=======   =======     =======    =======
	Net loss per share ....................   $ (0.01)  $ (0.06)    $ (0.01)   $ (0.55)
                                     		   	=======   =======     =======    =======


Options and warrants to purchase the following shares of common stock at the indicated range of price per share were outstanding during the three and six month periods ended December 31, 1998 and 1997, but were not included in the computation of diluted earnings per share because the exercise price of the options and warrants was greater than the average market price of the common shares for each period or the inclusion of the options and warrants in the diluted per share calculation was antidilutive (in thousands except for per share amounts):

                              Options and warrants           Range of
                                    excluded              exercise prices
                          					    	--------              ---------------
Three months ended:
  December 31, 1998                  1,916                 $0.70-$12.50
  December 31, 1997                  2,089                 $0.70-$15.00

Six months ended:
  December 31, 1998                  1,916                 $0.70-$12.50
  December 31, 1997                  2,089                 $0.70-$15.00

5.Contingencies:

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

In March 1997 the Claimant initiated a separate lawsuit in Alameda County, California against the Company, certain prior officers of the Company, an officer of Interlink France, and the Company's current Italian distributor. In the complaint, Claimant alleges various tort claims related to the defendants' alleged actions with respect to prior distribution agreements between Claimant, the Company, and Interlink France for distribution of the Company's TCPaccess products in Italy. The claims alleged include fraud, deceit, defamation, trade libel, unfair competition, misappropriation, breach of confidential relationship, and conversion. Claimant demands compensatory damages in excess of $2,000,000, unspecified punitive damages, interest, attorneys' fees, and costs of the litigation. The Company has successfully moved to compel arbitration of the claims in accordance with the arbitration clauses in the earlier distributorship agreements with the Claimant. The lawsuit was stayed as to all parties by the Alameda County Superior Court pending arbitration of the claims against the Company.

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

6.   NetLOCK Restructuring Charge:

The Company has recorded a restructuring charge of $1,234,000 in the second quarter of fiscal 1999 for the planned exit from the NetLOCK business. The charge includes $381,000 for anticipated employee termination benefits, $575,000 to reduce property and equipment to estimated sales prices, $116,000 to write down leasehold improvements which will no longer be used, and other write downs and reserves for unused prepaid expenses and facility lease costs. Managment anticipates final shutdown of the NetLOCK business in the March 1999 quarter.

7.   Recovery on Sale of HARBOR Product Line:

In December 1998, the then current owners of the HARBOR business resold the business to another party, following restructuring and additional investment. As a result of the sale in December 1998, the Company received or will receive payment for the remaining notes receivable and the guaranteed Canadian loan was repaid by the new buyer. As a result the Company recognized a recovery of $2,773,000 in the second quarter of fiscal 1999.

8.  Concentrations of  Revenues:

During the three and six months ended December 31, 1998, 14% and 7%, respectively, of the Company's total revenues were derived from sales to a large telecommunications company. During the three and six months ended December 31, 1997, 11% and 13%, respectively, of the Company's total revenues were derived from sales to and through Cisco Systems, Inc. ("Cisco").

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

On December 31, 1998 AcSec issued SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition". SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require revenue recognition using the "residual method" under certain circumstances. This statement will be effective for transactions entered into for fiscal years beginning after March 15, 1998 and will be adopted by the Company in fiscal year 2000. Management does not anticipate that the adoption of this SOP will have a material impact on the Company's financial position or the results of its operations.

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

In September 1997, the Company acquired the NetLOCK network security technology from Hughes Electronics Corporation and recorded a charge in its first quarter of fiscal year 1998 of approximately $3.1 million relating to in-process software development. Revenue from the NetLOCK product commenced in January 1998. Revenue to date from this product line has not been significant. In December 1998, the Company announced plans to exit the NetLOCK product line. The Company is currently in discussions for the sale of the product line but no offers have been received. The Company plans to sell or wind up the NetLOCK business in its fiscal third quarter. Consistent with its plans announced in December, the Company has reserved the anticipated shutdown expenses of $1,234,000 relating primarily to employee termination benefits, impairment of asset values and certain other liabilities.

In December 1997, the Company sold its HARBOR product line , and recorded a charge of $2.2 million, offset by a tax benefit of $3.2 million. The sale of the HARBOR product line resulted in a charge to earnings because the Company guaranteed a Canadian loan in the amount of $1.2 million, which was assumed by the buyers, and because the notes receivable of $1.9 million from the sale could not be recognized. In December 1998, the then current owners of the HARBOR business resold the business to another party, following restructuring and additional investment. In September 1998 the Company collected and recognized a recovery of $271,000. As a result of the sale in December 1998, the Company received or will receive payment for the remaining notes receivable and the guaranteed Canadian loan was repaid by the new buyer. As a result the Company recognized a recovery of $2,773,000 in the second quarter of fiscal 1999.


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

Results of Operations

The following table sets forth, as a percentage of total revenues, certain condensed consolidated statement of operations data for the periods indicated:
                                        Three months          Six months
                                     ended December 31,    ended December 31,
                          	          ----------------      ----------------
                                      1998       1997       1998       1997
				    	                             -----      -----	     -----      -----
Revenues:
	Product ..........................    47.1%      50.2%      51.2%      47.6%
	Maintenance and consulting .......    52.9       49.8       48.8       52.4
							                               -----      -----	     -----  	   -----
		Total revenues ..................   100.0      100.0      100.0      100.0
                                      -----      -----      -----      -----

Cost of revenues:
	Product ..........................     3.5        3.0        6.6        7.0
	Maintenance and consulting .......    15.6       13.5       17.4       16.2
							                               -----      -----      -----      -----
		Total cost of revenues ..........    19.7       22.6       16.5       24.0
                                      -----      -----      -----      -----

Gross profit ......................    80.3       77.4       83.5       76.0
                                      -----      -----      -----      -----
Operating expenses:
	Product development ..............    39.6       47.9       36.1       42.5
	Sales and marketing ..............    48.6       44.8       46.5       44.4
	General and administrative .......    17.4       28.6       15.2       24.9
	Purchased research and development
	and product amortization .........     0.2        1.7        0.2       29.6
     	Loss (recovery) on sale
         of HARBOR ................   -38.3       32.2      -19.6       16.6
	NetLOCK restructuring charge .....    17.0          -        8.0          -
									                             -----      -----      -----      -----
		Total operating expenses ........    84.5      155.2       86.4      158.0
                                      -----      -----      -----      -----

Operating loss ....................    -4.2      -77.8       -2.9      -82.0
Interest and other income, net ....     2.1        3.8        1.8        4.0
								                              -----      -----      -----      -----
	Loss before income taxes .........    -2.1      -74.0       -1.1      -78.0
									                             -----      -----      -----      -----
Benefit from income taxes .........     0.6       67.4        0.3       45.9
									                             -----      -----      -----      -----
	Net loss .........................    -1.5%      -6.6%      -0.8%     -32.1%
                                      =====      =====      =====      =====

Cost of sales as a percentage of
the related revenues:
	Product ..........................     7.5%      13.9%       5.8%      13.9%
	Maintenance and consulting .......    30.6%      31.3%      27.7%      33.2%

Revenues:

Total revenues were $7.2 million and $6.7 million for the three months and $15.5 million $13.1 million for the six months ended December 31, 1998 and 1997, respectively, representing a year over year increase of 7% and 18%, respectively. Product revenues were $3.4 million for both the three months ended December 31, 1998 and 1997. Product revenues were $7.9 million and $6.2 million for the six months ended December 31, 1998 and 1997, respectively, representing a year over year increase of 27%. This increase resulted primarily from sales of the new e-Control product which contributed $1.7 million in product revenue for the first half of fiscal 1999. Maintenance and consulting revenues were $3.8 million and $3.4 million for the three months and $7.6 million and $6.8 million for the six months ended December 31, 1998 and 1997, respectively, representing a year over year increase of 12% for both three and six month periods.

Cost of Revenues:

Product. Cost of revenues from product sales consists primarily of hardware, product media, documentation, shipping and packaging costs. Cost of revenues for product sales was $256,000 and $472,000, representing 7% and 14% of total product revenues for the three months ended December 31, 1998 and 1997, respectively. Cost of revenues for product sales was $464,000 and $864,000, representing 6% and 14% of total product revenues for the six months ended December 31, 1998 and 1997, respectively. This resulted primarily from decreases in hardware and third-party product sales which carry higher costs of product revenue.

Maintenance and Consulting. Cost of revenues from maintenance and consulting consists primarily of personnel related costs incurred in providing telephone support, consulting and software updates. Cost of revenues from maintenance and consulting was $1.2 million and $1.1 million for the three months ended December 31, 1998 and 1997, representing 31% of total maintenance and consulting revenues, respectively. Cost of revenues from maintenance and consulting was $2.1 million and $2.3 million for the six months ended December 31, 1998 and 1997, representing 28% and 33% of total maintenance and consulting revenues, respectively.
This decrease in maintenance and consulting costs as a percentage of the related revenue is due to lower support headcount which resulted from the sale of the HARBOR product line, which had a smaller maintenance revenue base relative to the Company's other products.

Operating Expenses:

Total operating expenses were $6.1 million and $10.5 million, representing 85% and 155% of total revenues for the three months ended December 31, 1998 and 1997, respectively. Total operating expenses were $13.4 million and $20.6 million, representing 86% and 158% of total revenues for the six months ended December 31, 1998 and 1997, respectively. The decrease in total operating expenses is primarily due a $2.2 million loss on sale of HARBOR in the quarter ending December 31, 1997 and a $2.8 million recovery on that sale in the quarter ending December 31, 1998. See further discussion below.

Product Development. Product development expenses consist primarily of personnel related costs. Product development expenses were $2.9 million and $3.2 million, representing 40% and 48% of total revenues for the three months ended December 31, 1998 and 1997, respectively. The decrease in product development expenses is due to the reduction of product development related to the sale of the HARBOR product line. Product development expenses were $5.6 million for the six months ended December 31, 1998 and 1997, representing 36% and 43%, respectively of total revenues.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel, the fixed costs of worldwide sales offices, and promotional costs. The Company sells through its direct sales force, resellers and distributors. The direct channel produced 86% and 87% of product revenues for the three months ended December 31, 1998 and 1997, respectively, and 88% and 89% of product revenues for the six months ended
December 31, 1998 and 1997, respectively.   Sales and marketing expenses were
$3.5 million and $3.0 million, representing 49% and 45% of total revenues for
the three months ending December 31, 1998 and 1997, respectively. .   Sales and
marketing expenses were $7.2 million and $5.8 million, representing 47% and 44% of total revenues for the six months ending December 31, 1998 and 1997, respectively. The increase was the result of increased headcount in both sales and marketing and increased marketing expenses related to the introduction of the Company's new products.

General and Administrative. General and administrative expenses include personnel and other costs of the finance, human resources, legal and administrative departments of the Company and includes gains and losses on foreign currency transactions. General and administrative expenses were $1.3 million and $1.9 million, representing 17% and 29% of total revenues for the three months ended December 31, 1998 and 1997, respectively. General and administrative expenses were $2.4 million and $3.3 million, representing 15% and 25% of total revenues for the six months ended December 31, 1998 and 1997, respectively. The decreases were a result of higher legal costs, recruiting costs, severance costs and consulting expenses, including approximately $500,000 of one-time expenses in the three months ended December 31, 1997.

Purchased Research and Development and Product Amortization. Purchased research and development and product amortization was $17,000 and $117,000, representing less than 1% and 2% of total revenues for the three months ended December 31,
1998 and 1997, respectively.   Purchased research and development and product
amortization was $34,000 and $3.9 million, representing less than 1% and 30% of total revenues for the six months ended December 31, 1998 and 1997,
respectively.   A charge of $3.1 million was recorded for purchased research and development related to the NetLOCK acquisition in September 1997. A write-down of $550,000 relating to purchased research and development in connection with the HARBOR acquisition was recorded in September 1997.

Loss (Recovery) on Sale of HARBOR Product Line. The loss (recovery) on sale of the HARBOR product line was ($2.8 million) and $2.2 million, representing (38%) and 32% of total revenues for the three months ended December 31, 1998 and 1997, respectively. The loss (recovery) on sale of the HARBOR product line was ($3.0 million) and $2.2 million, representing (20%) and 17% of total revenues for the six months ended December 31, 1998 and 1997, respectively. The loss on the sale of the HARBOR product line occurred in December 1997 and included the establishment of a valuation allowance related to certain assets and liabilities and the guarantee by the Company of a Canadian loan in the amount of $1.2 million, which was assumed by the buyers. The recovery is a result of a payoff on the Canadian loan by the buyer and collections on notes receivable which had been fully reserved.

NetLOCK Restructuring Charge.   The NetLOCK restructuring charge was $1.2
million for the three and six months ended December 31, 1998. The restructuring charge includes employee termination benefits, impairment of asset values and certain other liabilities. See Note 6 to the Notes to Condensed Consolidated Financial Statements for further discussion.

Interest and Other Income, Net. Net interest and other income was $153,000 and $255,000 for the three months ended December 31, 1998 and 1997, respectively. Net interest and other income was $289,000 and $520,000 for the six months ended
December 31, 1998 and 1997, respectively.   The decrease in net interest and
other income was due primarily to less interest earned as a result of lower cash balances and higher interest expense in the six months ended December 31, 1998 relating to the amortization of a discount for the minimum royalties in connection with the NetLOCK acquisition.

Benefit from Income Taxes. The benefit from income taxes was $43,000 and $4.5 million for the three months ended December 31, 1998 and 1997, respectively. The benefit from income taxes was $47,000 and $6.0 million for the six months ended December 31, 1998 and 1997, respectively. Included in the three and six months ended December 31, 1997 is a tax benefit of $3.2 million relating to the sale of HARBOR product line. The effective tax rate was approximately 28% for the three and six months ended December 31, 1998 and 1997, respectively.

Liquidity and Capital Resources

Working capital was $19.3 million and $20.0 million at December 31, 1998 and June 30, 1998, respectively.

For the six months ended December 31, 1998, net cash provided by operating activities resulted primarily from collection of a tax refund, decrease in accounts receivable, partially offset by recovery on the sale of the HARBOR product line and decrease in accrued liabilities. For the six months ended December 31, 1997, net cash used in operating activities resulted primarily from a net loss, decrease in accrued liabilities and deferred maintenance and product revenue, partially offset by a decrease in accounts receivable, a write-off of purchased research and development, and sale of HARBOR product line.

For the six months ended December 31, 1998, the Company's investing activities consisted primarily of purchases of property and equipment and capitalization of software development costs. For the six months ended December 31, 1997, the Company's investing activities consisted primarily of the acquisition of NetLOCK network security technology and purchases of property and equipment including $1.1 million purchased in the NetLOCK acquisition.

For the six months ended December 31, 1998, the Company's financing activities consisted primarily of payments on notes payable and proceeds from the issuance of common stock. For the six months ended December 31, 1997, the Company's financing activities consisted primarily of payments on notes payable and proceeds from the issuance of common stock.

At December 31, 1998, the Company had $19.2 million in cash and cash equivalents. The Company had $7.6 million in accounts receivable, net of allowance for doubtful accounts, and $8.0 million of unearned revenues, the majority of which are expected to be earned over the 12 month period following December 31, 1998.

The Company believes that its current cash and cash equivalents balances as well as its cash flow from operations, if any, will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

New Products and Rapid Technological Change

The markets for the Company's network transport products and system management products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The Company believes that its future success will depend upon its ability to develop, manufacture and market products which meet changing user needs, to continue to enhance its products and to develop and introduce in a timely manner new products that take advantage of technological advances, keep pace with emerging industry standards, and address the increasingly sophisticated needs of its customers. There can be no assurance whether TCP/IP will continue to be accepted as a communications protocol on client/server networks. Furthermore, there can be no assurance that the Company will be successful in acquiring, developing or marketing, on a timely basis, product enhancements or new products (including the IOS/390 product and the e-Control product), either independently or with strategic partners, that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of these products or that any such new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. The Company's failure or inability to adapt its products to technological changes or to acquire or develop new products successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Current Products

During the three months ended December 31, 1998 and 1997, sales of the network transport products, excluding maintenance and consulting revenues and hardware sales, accounted for approximately 34% and 30%, respectively, of the Company's total revenues. The Company's operating results have historically been significantly dependent upon sales of the network transport products. A portion of the maintenance revenues are from customers of the Company's DECnet product. The Company no longer actively markets the DECnet product, and maintenance revenues from DECnet customers have declined each year since the fiscal year ended June 30, 1993, and are expected to continue to decline.

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

Customer Acceptance and Scalability of New Products; History of Acquired Technologies

The Company has acquired a significant portion of the technology associated with its e-Control product. There can be no assurance that the Company will be successful in integrating the operations and personnel associated with its recent acquisition of Networkers Engineering, Ltd. There can be no assurance that the Company will be successful in deriving significant future sales from the products developed from this technology, or establishing and maintaining uniform standards, controls, procedures and policies. To the extent that the Company is unable to accomplish the foregoing, the Company's business, financial condition and results of operations may be materially adversely affected.

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

Reliance on and Risks Associated with International Sales

During the three months ended December 31, 1998 and 1997, 42% and 40%, respectively, of the Company's total revenues were derived from sales to international customers. During the six months ended December 31, 1998 and 1997, 37% and 36%, respectively, of the Company's total revenues were derived from sales to international customers The Company's international sales have been primarily to European markets, and sales are generally denominated in local currencies. The Company expects that international revenue will continue to represent a significant portion of its total revenue. Sales to international customers are subject to additional risks including longer receivables collection periods, greater difficulty in accounts receivable collection, failure of distributors to report sales of the Company's products, political and economic instability, nationalization, trade restrictions, the impact of possible recessionary environments in economies outside the United States, reduced protection for intellectual property rights in some countries, currency fluctuations and tariff regulations and requirements for export licenses. There can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Substantially all of the Company's distribution and other agreements with international distributors require any dispute between the Company and any distributor to be settled by arbitration. Under these agreements, the party bringing the action, suit or claim is required to conduct the arbitration in the domicile of the defendant. The result is that, if the Company has a cause of action against a party, it may not be feasible for the Company to pursue such action, as arbitration in a foreign country could prove to be excessively costly and have a less certain outcome depending on the laws and customs in the foreign country. These international factors could have a material adverse effect on future sales of the Company's products to international end users and, consequently, the Company's business, financial condition and results of operations.

Most of the Company's international sales are denominated in local currencies. The Company has attempted to reduce the risk of currency fluctuations by hedging in certain circumstances. The Company may be disadvantaged with respect to its competitors operating in foreign countries by foreign currency exchange rate fluctuations that make the Company's products more expensive relative to those of local competitors. The Company may attempt to reduce these risks by continuing to hedge in certain limited transactions in the future. Accordingly, changes in the exchange rates or exchange controls may adversely affect the Company's results of operations. There can be no assurance that the Company's current or any future currency exchange strategy will be successful in avoiding exchange related losses or that any of the factors listed above will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

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

Issues Related to the European Monetary Conversion

The Company is aware of the issues associated with the changes in Europe with the European economic and monetary union (the "EMU"). One of the changes resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, on January 1, 1999. On that day, the Euro became a functional legal currency within these countries. During the next three years, business in the EMU member states will be conducted in both the 25 existing national currencies, such as the Franc or Deutsche Mark, and the Euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. The Company is still assessing the impact the EMU formation will have on both its internal systems and the products it sells. The Company will take appropriate corrective actions based on the results of such assessment. The Company has not yet determined the cost related to addressing this issue and there can be no assurance that this issue and its related costs will not have a materially adverse affect on the company's business, operating results and financial condition.

                        PART II:  OTHER INFORMATION

ITEM 1.     Legal Proceedings

            Incorporated by reference from the Notes to Condensed Consolidated Financial Statements- Note 5. Contingencies, provided in Part I hereto.

ITEM 4:     Submission of Matters to a Vote of Security Holders

            (i)  On November 5, 1998, the Company held an Annual Meeting of
          		     stockholders (the "Annual Meeting").  At the Annual Meeting
		               Augustus J. Berkeley, Thomas H. Bredt, Ronald W. Braniff,
                 Andrew I. Fillat, and Ralph B. Godfrey were reelected to the
		               Company's Board of Directors.

                 Director                 Votes for      Votes withheld
                 Augustus Berkeley        5,785,143          296,454
                 Ronald W. Braniff        5,783,168          298,429
                 Thomas H. Bredt          5,862,700          218,897
                 Andrew J. Fillat         5,785,265          296,332
                 Ralph B. Godfrey         5,859,933          221,664

            (ii) Approval of an     	Votes for  Votes against  Votes Abstained
                 amendment to the
                 1992 stock option   4,817,382    1,062,568         14,051
                 plan

            (iii)Approval of an	     Votes for  Votes against  Votes Abstained
                 amendment to the  	 5,237,716     822,797          21,084
                 1996 employee
                 stock purchase
          		     plan

            (iv) Appointment of 	    Votes for  Votes against  Votes Abstained
                 selection of        6,042,503     20,715           18,379
                 PricewaterhouseCoopers,
                 LLP as independent
                 accountants for the
                 1999 fiscal year

            The foregoing matters are described in more detail in the Registrants' definitive proxy statement dated September 24, 1998.


ITEM 6.     Exhibits and Reports on Form 8-K

            (a) Exhibit 27         Financial Data Schedule
                                   (EDGAR version only)

            (b) Reports on Form 8-K
                                   The Company filed a current report on Form 8-K on December 21, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 4, 1999           INTERLINK COMPUTER SCIENCES INC.
                                  AND SUBSIDIARIES
                                  (Registrant)



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