Form 10-Q/A
period 1998-12-31
INTERLINK COMPUTER SCIENCES INC
filed 1999-02-10
CIK 745597

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

                                    CONTENTS
                                                                            Page
                         PART I:  FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets:
            December 31, 1998 and June 30, 1998                              4
          Condensed Consolidated Statements of Operations:
            Three and six months ended December 31, 1998 and 1997            5
          Condensed Consolidated Statements of Cash Flows:
            Six months ended December 31, 1998 and 1997                      6
          Notes to Condensed Consolidated Financial Statements               7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                12


                           PART II:  OTHER INFORMATION

Item 1 Legal Proceedings                                                     30
Item 4 Submission of Matters to a Vote of Security Holders                   30
Item 6 Exhibits and Reports on Form 8-K                                      30

Signatures                                                                   31

                         PART I:  FINANCIAL INFORMATION

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                          December 31,      June 30,
                                          1998              1998
                                          -----------       -----------
                                          (unaudited)
ASSETS:

Cash and cash equivalents                 $    19,224       $    18,189
Accounts receivable, net                        7,591             8,876
Inventories                                       387               380
Current deferred tax asset                      4,782             7,497
Other current assets                            1,748               492
                                          -----------       -----------
Total current assets                           33,732            35,434
Property and equipment, net                     2,095             2,392
Long-term deferred tax asset                    3,615             3,615
Purchased software products & other non-
current assets                                  1,400             1,341
                                          -----------       -----------
Total assets                              $    40,842       $    42,782
                                          ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable                          $       782       $       793
Current portion of long-term debt                 530             1,031
Accrued compensation                            1,582             1,879
Accrued income taxes                            1,278             1,328
Other accrued liabilities                       3,775             3,544
Deferred maintenance and product revenue        6,451             6,828
                                          -----------       -----------
Total current liabilities                      14,398            15,403
Long-term debt, less current portion              114               132
Deferred maintenance revenue                    1,566             1,421
Other liabilities                               1,555             1,692
Liabilities retained in connection with
sale of HARBOR                                      -             1,109
                                          -----------       -----------
Total liabilities                              17,633            19,757
                                          -----------       -----------
Commitments and contingencies (Note 5)
Common stock                                        8                 8
Additional paid-in capital                     52,776            52,505
Accumulated other comprehensive deficit          (492)             (525)
Accumulated deficit                           (29,083)          (28,963)
                                          -----------       -----------
Total stockholders' equity                     23,209            23,025
                                          -----------       -----------
Total liabilities and
 stockholders' equity                     $    40,842       $    42,782
                                          ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                          Three months ended      Six months ended
                             December 31,           December 31,

                            1998     1997       1998      1997
                            -------  --------   --------  -------
                               (unaudited)        (unaudited)
Revenues:
Product                     $ 3,416  $  3,388   $ 7,939   $ 6,221
Maintenance and consulting    3,832     3,360     7,563     6,842
                            -------  --------   -------   -------
Total revenues                7,248     6,748    15,502    13,063
                            -------  --------   -------   -------
Cost of revenues:
Product                         256       472       464       864
Maintenance and consulting    1,172     1,052     2,095     2,269
                            -------  --------   -------   -------
Total cost of revenues        1,428     1,524     2,559     3,133
                            -------  --------   -------   -------
Gross profit                  5,820     5,224    12,943     9,930
                            -------  --------   -------   -------

Operating expenses:
Product development           2,869     3,233     5,601     5,551
Sales and marketing           3,520     3,020     7,213     5,798
General and
administrative                1,260     1,933     2,360     3,257
Purchased research and
development and product
amortization                     17       117        34     3,863
Loss (recovery) on sale
of HARBOR                    (2,773)    2,171    (3,044)    2,171
NetLOCK Restructuring
Charge                        1,234         -     1,234         -
                            -------  --------   -------   -------
Total operating expenses      6,127    10,474    13,398    20,640
                            -------  --------   -------   -------

Operating loss                 (307)   (5,250)     (455)  (10,710)

Interest and other
income, net                     153       255       289       520
                            -------  --------   -------   -------
Loss before provision
for income taxes               (154)   (4,995)     (166)  (10,190)

Benefit from income
taxes                            43     4,546        47     6,000
                            -------  --------   -------   -------
Net Loss                     $ (111)   $ (449)   $ (119)  $(4,190)
                            =======  ========   =======   =======

Net loss per share
Basic                        $(0.01)   $ (.06)   $(0.01)  $ (0.55)

Diluted                      $(0.01)   $ (.06)   $(0.01)  $ (0.55)

Shares used in per share
calculation
Basic                         8,247     7,615     8,212     7,586
Diluted                       8,247     7,615     8,212     7,586

     See accompanying notes to condensed consolidated financial statements.


               INTERLINK COMPUTER SCIENCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                             Six months ended
                                               December 31,
                                             1998       1997
                                             -------    -------
                                               (unaudited)
Cash flows from operating activities:
Net loss                                     $  (119)   $(4,190)
Adjustments to reconcile net loss to net
cash provided by (used in) operating
activities:
Purchased research and development and
other                                              -      3,599
NetLOCK restructuring charge                   1,234          -
Loss (recovery) on sale of HARBOR product
line                                          (2,062)     2,171
Depreciation and amortization                    705      1,092
Provision for excess and obsolete inventory       34        122
Provision for doubtful accounts                   56         43
Exchange loss (gain)                            (106)        50
Deferred income taxes                          2,715     (6,161)
Changes in operating assets and
liabilities:
Accounts receivable                            1,229      2,319
Inventories                                      (41)       (70)
Other assets                                      30       (368)
Accounts payable                                 (11)       107
Accrued liabilities                             (612)    (1,878)
Deferred maintenance and product revenue        (232)      (551)
Other liabilities                               (234)      (115)
                                             -------    -------
Net cash provided by (used in) operating
activities                                     2,586     (3,830)
                                             -------    -------
Cash flows from investing activities:
Acquisition of NetLOCK network security
technology                                         -     (1,175)
Acquisition of property and equipment         (1,021)    (2,007)
Capitalization of software development
costs                                           (315)         -
                                             -------    -------
Net cash used in investing activities         (1,336)    (3,182)
                                             -------    -------
Cash flows from financing activities:
Payments on capital lease obligations            (18)       (32)
Payments on notes payable and other             (501)      (147)
Proceeds from issuance of common stock, net      271        313
                                             -------    -------
Net cash provided by (used in) financing
activities                                      (248)       134
                                             -------    -------
Net increase (decrease) in cash and cash
equivalents                                    1,002     (6,878)
Effect of exchange rate changes on cash           33       (113)
                                             -------    -------
Cash and cash equivalents, beginning of
period                                        18,189     28,106
                                             -------    -------
Cash and cash equivalents, end of period     $19,224    $21,115
                                             =======    =======

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

For software arrangements entered into after July 1, 1998, the Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2,
"Software Revenue Recognition" as amended by SOP 98-9.   SOP 97-2 supercedes SOP
91-1 "Software Revenue Recognition" and requires that if an arrangement to deliver software or a software system does not require significant production, modification, or customization of software, then revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable, and collectibility is probable. Accordingly, the Company will generally recognize license fee revenue upon product shipment provided there are no contingencies and collection is probable.

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

                            Three months ended   Six months ended
                               December 31,        December 31,
                             1998      1997       1998      1997
                             ------    ------     -----     ------
Comprehensive income
(loss):
Net loss                     $ (111)   $ (449)    $(119)    $(4,190)
Cumulative translation
adjustment                       (7)       87        33          69
                             ------    ------     -----     -------
Total comprehensive income
(loss)                       $ (118)   $ (362)    $ (86)    $(4,121)
                             ======    ======     =====     =======

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

Basic and diluted earnings per share during the three and six month periods ended December 31, 1998 and 1997 are calculated as follows (in thousands except for per share amounts):
                                        Three months      Six months ended
                                           ended            December 31,
                                        December 31,
                                        1998    1997       1998      1997
                                       -------  -------  -------    -------
Basic:
Weighted average shares                  8,247    7,615    8,212      7,586
Shares used in per share calculation     8,247    7,615    8,212      7,586
Net loss                                $ (111)  $ (449)  $ (119)   $(4,190)
                                        ======   ======   ======    =======
Net loss per share                      $(0.01)  $(0.06)  $(0.01)   $ (0.55)
                                        ======   ======   ======    =======
Diluted:
Weighted average shares                  8,247    7,615    8,212      7,586
Common equivalent shares from stock
options and warrants                         -        -        -          -
                                        ------   ------   ------    -------
Shares used in per share
calculation                              8,247    7,615    8,212      7,586
                                        ======   ======   ======    =======
Net loss                                $ (111)  $ (449)  $ (119)   $(4,190)
                                        ======   ======   ======    =======
Net loss per share                      $(0.01)  $(0.06)  $(0.01)   $ (0.55)
                                        ======   ======   ======    =======

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

6.   NetLOCK Restructuring Charge:

The Company has recorded a restructuring charge of $1,234,000 in the second quarter of fiscal 1999 for the planned exit from the NetLOCK business. The charge includes $381,000 for anticipated employee termination benefits, $575,000 to reduce property and equipment to estimated sales prices, $116,000 to write down leasehold improvements which will no longer be used, and other write downs and reserves for unused prepaid expenses and facility lease costs. Management anticipates final shutdown of the NetLOCK business in the March 1999 quarter.

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

In September 1997, the Company acquired the NetLOCK network security technology from Hughes Electronics Corporation and recorded a charge in its first quarter of fiscal year 1998 of approximately $3.1 million relating to in-process software development. Revenue from the NetLOCK product commenced in January 1998. Revenue to date from this product line has not been significant. In December 1998, the Company announced plans to exit the NetLOCK product line. The Company is currently in discussions for the sale of the product line but no offers have been received. The Company plans to sell or wind up the NetLOCK business in its fiscal third quarter. Consistent with its plans announced in December, the Company has reserved the anticipated shutdown expenses of $1,234,000 relating primarily to employee termination benefits, impairment of asset values and certain other non-recoverable costs.

In December 1997, the Company sold its HARBOR product line , and recorded a charge of $2.2 million, offset by a tax benefit of $3.2 million. The sale of the HARBOR product line resulted in a charge to earnings because the Company guaranteed a Canadian loan in the amount of $1.2 million, which was assumed by the buyers, and because the notes receivable of $1.9 million from the sale could not be recognized. In September 1998 the Company collected and recognized a recovery of $271,000. In December 1998, the then current owners of the HARBOR business resold the business to another party, following restructuring and additional investment. As a result of the sale in December 1998, the Company received or will receive payment for the remaining notes receivable and the guaranteed Canadian loan was repaid by the new buyer. As a result the Company recognized a recovery of $2,773,000 in the second quarter of fiscal 1999.


In January 1998, the Company purchased Networkers Engineering Limited and the customer contracts of a related business, for a combined cost of approximately $2.9 million, of which approximately $2.6 million was charged to purchased research and development in the quarter ended March 31, 1998.

Results of Operations

The following table sets forth, as a percentage of total revenues, certain condensed consolidated statement of operations data for the periods indicated:
                                      Three months  Six months ended
                                         ended        December 31,
                                      December 31,
                                     1998    1997    1998     1997
                                     -----   -----   -----    -----
Revenues:
Product                               47.1%   50.2%   51.2%    47.6%
Maintenance and consulting            52.9    49.8    48.8     52.4
                                     ------  -----   -----    -----
Total revenues                       100.0   100.0   100.0    100.0
                                     ------  -----   -----    -----

Cost of revenues:
Product                                3.5     7.0     3.0      6.6
Maintenance and consulting            16.2    15.6    13.5     17.4
                                     -----   -----   -----    -----
Total cost of revenues                19.7    22.6    16.5     24.0
                                     -----   -----   -----    -----
Gross profit                          80.3    77.4    83.5     76.0
                                     -----   -----   -----    -----

Operating expenses:
Product development                   39.6    47.9    36.1     42.5
Sales and marketing                   48.6    44.8    46.5     44.4
General and administrative            17.4    28.6    15.2     24.9
Purchased research and development
and product amortization               0.2     1.7     0.2     29.6
Loss (recovery) on sale of HARBOR    -38.3    32.2   -19.6     16.6
NetLOCK restructuring charge          17.0       -     8.0        -
                                     -----   -----   -----    -----
Total operating expenses              84.5   155.2    86.4    158.0
                                     -----   -----   -----    -----

Operating loss                        -4.2   -77.8    -2.9    -82.0
Interest and other income, net         2.1     3.8     1.8      4.0
                                     -----   -----   -----    -----
Loss before income taxes              -2.1   -74.0    -1.1    -78.0
                                     -----   -----   -----    -----
Benefit from income taxes              0.6    67.4     0.3     45.0
                                     -----   -----   -----    -----
Net loss                              -1.5%   -6.6%   -0.8%   -32.1%
                                     =====   =====   =====    =====

Cost of sales as a percentage of
the related revenues:
Product                                7.5%   13.9%    5.8%    13.9%
Maintenance and consulting            30.6%   31.3%   27.7%    33.2%

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

The decreases were a result of higher legal costs, recruiting costs, severance costs and consulting expenses of approximately $500,000 in the three months ended December 31, 1997.

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

NetLOCK Restructuring Charge.   The NetLOCK restructuring charge was $1.2
million for the three and six months ended December 31, 1998. The restructuring charge includes employee termination benefits, impairment of asset values and certain other non-recoverable costs. See Note 6 to the Notes to Condensed Consolidated Financial Statements for further discussion.

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

Reliance on IBM and Emergence of the Mainframe as an Enterprise Server

The Company's current software products are designed for use with IBM and IBM-compatible mainframe computers. Specifically, these software products target users of the MVS operating system, the Customer Information Control System communications subsystem and the IMS and DB2 database management systems. As a result, future sales of the Company's existing products and associated recurring maintenance revenues are dependent upon continued use of mainframes and their related systems software. In addition, because the Company's products operate in conjunction with IBM systems software, changes to IBM systems software may require the Company to adapt its products to these changes, and any inability to do so, or delays in doing so, may adversely affect the Company's business, financial condition and results of operations. Currently, TCP/IP is the communications protocol for the Internet and is being adopted by some organizations as the communications protocol for their client/server local area networks and wide area networks. This adoption has allowed IBM MVS mainframe computers to act as enterprise servers on such networks. The use of mainframes as enterprise servers is relatively new and still emerging. The Company's future financial performance will depend in large part on the acceptance and growth
in  the  market   forcentralized  network  management.  Adoption  of another
communications  protocol on   client/server  networks  could make  TCP/IP
communication not viable, which would undermine the demand for the Company's products, and have a material adverse effect on the Company's business, financial condition and results of operations.

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
                 Director              Votes for Votes withheld
                 Augustus Berkeley     5,785,143    296,454
                 Ronald W. Braniff     5,783,168    298,429
                 Thomas H. Bredt       5,862,700    218,897
                 Andrew J. Fillat      5,785,265    296,332
                 Ralph B. Godfrey      5,859,933    221,664

            (ii) Approval of an        Votes for  Votes against  Votes Abstained
                 amendment to the      4,817,382    1,062,568        14,051
                 1992 stock option
                 plan

            (iii)Approval of an        Votes for  Votes against  Votes Abstained
                 amendment to the      5,237,716     822,797         21,084
                 1996 employee stock
                 purchase plan

            (iv) Appointment of the    Votes for  Votes against  Votes Abstained
                 selection of          6,042,503     20,715          18,379
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


ITEM 6.     Exhibits and Reports on Form 8-K

            (a) Exhibit 27         Financial Data Schedule
                                   (EDGAR version only)

            (b  Reports on         The Company filed a current report
                Form 8-K           on Form 8-K on December 21, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 9, 1999           INTERLINK COMPUTER SCIENCES INC.
                                  AND SUBSIDIARIES
                                  (Registrant)



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